Form 10KSB
period 1996-11-30
WESTBRIDGE RESEARCH GROUP
filed 1997-03-14
CIK 750150

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended November 30, 1996
                                       OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from 12/1/95 to 11/30/96

                         Commission File Number 2-92261

                            WESTBRIDGE RESEARCH GROUP
                 (Name of Small Business Issuer in its Charter)

          California                                   95-3769474
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                    1150 Joshua Way, Vista, California 92083
              (Address of principal executive office and zip code)

                                 (619) 599-8855
                           (Issuer's Telephone number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenue for its most recent fiscal year: $866,972.

     The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of November 30, 1996, (computed by reference to the price at which the Common Stock was most recently sold) was approximately $1,433,943. This computation excludes a total of 1,244,035 shares held by certain executive officers and directors of Issuer who may be deemed to be affiliates of Issuer under applicable rules of the Securities and Exchange Commission.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

     As of November 30, 1996, there were 8,413,753 shares of Issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                     Transitional Small Business Disclosure
                                Format Yes No X

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

Westbridge   Research  Group  was  incorporated  in  California  in  1982.  From inception, Westbridge Research Group and its wholly-owned subsidiary (hereinafter referred to collectively as the "Company") have been engaged in the development, manufacture and marketing of environmentally compatible products for the agriculture industry. The Company expanded its product line in 1991 to include products which are used in the bioremediation of hazardous waste.

AGRICULTURE PRODUCTS

The Company's environmentally sensitive products include proprietary formulations based primarily on the use of microbial fermentations and plant extracts, micronutrient blends containing primary and complex secondary nutrients, as well as additional natural humates and natural substances with growth promoting activity. In addition, the Company manufactures and markets environmental products for bioremediation in both soil and water, animal feed additives, and pH acidifiers for agriculture.

Plant Growth Regulators

TRIGGRR  formulations are registered with the  Environmental  Protection  Agency
(EPA) as plant growth regulators. The active components of TRIGGRR are "cytokinins" that affect rates of cell division and growth. TRIGGRR is available in several product formulations including:

     - Soil TRIGGRR, a liquid product that is applied to the soil at the time of planting or as a side dress to stimulate early seedling vigor, improve root development, and improve stand.

     - Foliar TRIGGRR, which is applied as a liquid directly to plant foliage. The product has its primary use in stimulating root growth, promoting earlier and fuller flowering, and increasing seed set.

     - Liquid Seed TRIGGRR, a product that is applied directly to seeds prior to planting and enhances germination and seedling emergence.

TRIGGRR products may be used with conventional farming practices and in combination with other agricultural chemicals, rendering them easy to apply and facilitating distribution. These products are inexpensive to use and, when applied correctly, produce yield increases sufficient to provide substantial increases in profits to the user.

The Company also manufactures and markets a nematode suppressant called SUPPRESS. SUPPRESS does not kill the parasitic nematode directly; instead, it interferes with the ability of the nematode to penetrate the plant roots. SUPPRESS is composed of safe, nontoxic naturally occurring plant growth regulators which activate the plant's natural defenses.

Fertilizers

Foliar SUNBURST and Soil SUNBURST are specialty micronutrient fertilizers manufactured and marketed by Westbridge. These products contain a non-plant growth regulator organic base and humic acids. The products are formulated for use on crops which benefit from foliar micronutrient sprays, where a particular crop is not included on the current TRIGGRR label, or in cases where the use of TRIGGRR is not appropriate. In addition, Westbridge has developed and markets a line of organic fertilizers under the name Biolink. These products meet current guidelines for fertilizers used in organic food and fiber production.

BIOREMEDIATION PRODUCTS

Westbridge environmental products include Sewage Treatment (ST-12) designed to suppress biological oxygen demand by reducing dissolved solids and increasing settleable solids, Bioremediation Nutrient Blends (the BNB product line) for contaminated soil and water, and Cellulose Digester TRIGGRR which is designed to accelerate breakdown of stubble in low- or no- till farming operations.

FEED ADDITIVES

Animal feed additives include products derived from microbial fermentation and proteinated and chelated trace minerals that stimulate beneficial gastrointestinal microorganisms, thereby improving the animal's digestion and conversion of feed to weight gain.

PRODUCT DEVELOPMENT

The Company uses an intern program and contracts with universities and private government laboratories to conduct the majority of its research and development work in environmentally sensitive agriculture products. These programs and contacts generate the field trials and data necessary to obtain the requisite government approvals and establish efficacy under commercial conditions.

The  Company   concentrates  its  product  development  efforts  on  formulation modifications designed to further increase the efficacy of the Company's agricultural products and on studies to develop precise application rates and timing for additional crops.

The Company has developed environmentally sensitive products for the home lawn and garden industry. One such product, an all purpose organic fertilizer licensed under the name Loren's Organic Harvest, is currently in regional distribution.

Only a small portion of Company resources are currently being devoted to these projects, but, as funds become available, these and other applications will be pursued.

Research and development expenses for continuing operations for fiscal years 1996 and 1995, respectively, were $141,585 and $163,113.

GOVERNMENT REGULATIONS

The Company's activities are, or may be, subject to regulation under various laws and regulations including, among others, the Occupational Safety and Health Act, the Toxic Substances Control Act, the National Environmental Policy Act, other water, air and environmental quality statutes, and export control legislation. The Company believes it has met its current obligations under the aforementioned regulations.

In addition to the foregoing requirements, the Company's agricultural products must be approved by state authorities before distribution in a state. In some cases, this necessitates having to conduct field tests in the particular state to accumulate the necessary test data for registration. Soil TRIGGRR and Foliar TRIGGRR have been federally registered with the EPA. In addition, the Company has registered its products with certain appropriate state agencies and is pursuing registration in other states.

MARKETING

The Company uses a small number of key regional and national distributors for its U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company is dependent on three domestic customers whose purchases amounted to 49% of the Company's agricultural product sales in fiscal 1996. These domestic customers represented 48% of the Company's agricultural product sales in 1995.

MANUFACTURING

All of the Company's proprietary formulations and finished products are manufactured at its Vista, CA facility.

The Company has improved its production capabilities which has allowed it to seek new opportunities in manufacturing liquid specialty and fertilizer products for other companies.

LICENSES

The Company has a license agreement with Westbridge Biosystems Ltd., a California limited partnership (the "Partnership"), for the base technology used in many of its products. Refer to Exhibit 10(o), the Biosystems License Agreement, incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1989. On September 30, 1996, the Company and the Partnership amended the terms of the agreement. Under the terms of the amended agreement, the Company forgave its entire remaining note receivable balance of $195,942 from the Partnership in exchange for a restructuring of royalty fees and the term over which royalties are due the Partnership. Accordingly, the forgiven note balance has been recorded as prepaid royalties and is being amortized on a straight line basis over the term of the amended licensing agreement, through December 31, 2006. Under the amended licensing agreement, the Company is required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of Gross Sales. The Amended Biosystems License Agreement has been filed with this Report on Exhibit 10(u).

SEASONALITY

Agricultural product sales are typically seasonal in nature with heavier sales in the spring months. The Company is seeking to temper the seasonality of its agronomic sales by marketing its products in Latin American countries which produces sales in January, February and March.

COMPETITION

The Company's agricultural products compete with chemicals of major specialty suppliers to the agricultural industry. Some of the advantages these companies have in supplying chemical products to the agricultural industry include well-established distribution networks, well-known products, experience in satisfying the needs of farmers and extensive capital resources. A number of other existing companies are engaged in research in the area of biotechnology relating to agriculture. The Company expects the biotechnology industry in agriculture to be very competitive in the future. Unlike chemical products, biotechnology products do not cause soil erosion, do not adversely affect the environment, are not dependent on petroleum products and do not present safety hazards to humans. Most of the Company's existing and potential competitors in agri-chemicals and biotechnology have more experience in operations, more extensive facilities and greater financial and other resources.

EMPLOYEES

At November 30, 1996, the Company had 7 employees all of whom are full-time employees. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

                               ITEM 2. PROPERTIES

The Company's principal executive office is located at 1150 Joshua Way, Vista, California 92083. This facility consists of 9,515 square feet and is used for offices, a laboratory and the production and storage of agricultural products and materials. The Company leases these facilities under a lease which expires in March 1999. Rent is being expensed on a straight-line basis over the term of the lease.

Rent expense for the years ending November 30, 1996 and 1995, net of sub-lease income, was $77,011 and $143,749, respectively.

The Company believes that its current facilities are adequate for its operations for the foreseeable future.

                            ITEM 3. LEGAL PROCEEDINGS

During June 1994, a lawsuit was filed against the Company for commissions allegedly due on the anticipated merger of the Company with another company, which transaction did not occur. During 1995, a $20,000 judgement against the Company was entered as to one of the plaintiffs. The other plaintiff settled with the Company for $10,000 in products or cash. At November 30, 1996, the Company had paid all fees and costs related to these proceedings.

Related to this litigation, the court entered a judgement for approximately $19,000 against the Company for legal fees paid by the plaintiff. This amount is being paid in monthly installments of $1,500, and is expected to be paid in full on February 15, 1997. At November 30, 1996, $3,176 of this judgment remained outstanding.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                     PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

(a) Principal Market. There is no established public trading market for the Company's single class of common equity outstanding.

(b) Approximate Number of Holders for Common Stock. The approximate number of record holders of the Company's Common Stock, as of November 30, 1996, was 843.

(c) Dividends. The Company has paid no dividends. There are no contractual restrictions which materially limit the Company's present or future ability to pay dividends. The Company does not expect to pay dividends in the foreseeable future.


                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Fiscal Year 1996 Compared to Fiscal Year 1995

Total product sales were $866,972 in fiscal 1996 compared with $693,982 in fiscal 1995, an increase of 25%. The increase is attributable to the Company's focus in selecting and providing good technical support to distributors who are innovative and well placed in the industry. In addition, the Company expanded sales of its products on two new crops. Prices for the Company's existing products remained stable during fiscal 1996. Production by gallons were 42,166 in 1996 and 51,802 in 1995, a decrease of 19%. The decrease in production by 19% versus a 25% increase in sales was due to an increase in sales of the Company's higher priced products, whereas in 1995 production included a large volume of toll manufactured products.

Cost of sales as a percentage of total product sales amounted to 31.3% or $271,305 in fiscal 1996, as compared with 45.1% or $312,809 in fiscal 1995. The decrease was the result of an increase in the sales mix of products with higher gross margins and reduced overhead costs.

Research and development expenses decreased by $21,528, or 13.2%, in fiscal 1996 over $163,113 in fiscal 1995. The decrease is due to a decrease in contract research and overhead costs.

Selling expenses decreased in relation to product sales for fiscal year 1996; representing 18.6% of product sales in fiscal 1996 versus 35.6% of product sales in fiscal 1995. The decreased expenditures are a result of reduced rent expense attributable to the sales function, reduced sales commissions, and a decline in consulting fees.

General and administrative expenses decreased by 36.5% to $276,307 in fiscal 1996 from $435,133 in fiscal 1995, and decreased as a percentage of total product sales to 31.9% from 62.7% in fiscal 1995. The decrease was due primarily to the reduction of legal fees from litigation settled in 1995, a reduction in rent attributable to the general and administrative function and a decline in consulting fees.

Royalty expenses represent royalties owed to Westbridge Biosystems, Ltd. from which the Company has licensed certain technology. This amount remained relatively the same in fiscal 1996 at $574,821 compared with $569,484 in fiscal 1995.

Interest expense was $21,834 in fiscal 1996, a decrease of 57.3% over fiscal 1995, during which it was $51,128. The decrease was due primarily to the reduction in outstanding indebtedness.

The net loss for fiscal 1996 was $915,169 compared with net income of $2,228,858 in fiscal 1995. Approximately $3,424,000 is related to the Company recognizing a gain in 1995 on notes receivable from Westbridge Biosystems Ltd. In addition, in fiscal 1996 the Company recorded a provision for bad debt associated with a long term receivable due from a foreign distributor. The account was collateralized by real property in Baja California, Mexico which is pending a foreclosure sale by a Mexican court.

Fiscal Year 1995 Compared to Fiscal Year 1994

Total product sales were $693,982 in fiscal 1995 compared to $1,025,029 in fiscal 1994, a decrease of 32.3%. The decrease is attributable to poor performance by the corporation which had contracted to do the agricultural sales and marketing for the Company and the loss of one significant customer. The sales and marketing agreement was terminated in December 1995 and the Company has internalized its sales and marketing efforts. Prices for the Company's existing products remained stable during fiscal 1995. Production by gallons were 51,802 in 1995 and 71,304 in 1994, a decrease of 27.4%. The decrease in production by 27.4% vs. a 32.3% decrease in sales was due to increased sales of higher margin products in comparison to a smaller profit margin on certain toll manufactured products.

During 1995, gain on recognition of notes receivable of $4,229,676 was the result of the recognition of the note receivable from the Westbridge Biosystems Limited partnership. Interest accrued on outstanding Notes held by former Directors was re-negotiated to a lower interest rate from the date of inception. The difference in interest accrued was forgiven by the former Directors.

Prior to December 31, 1994, research and development revenues represented revenues recognized pursuant to a research and development contract (the Contract) with Westbridge Biosystems, Ltd. Research and development revenue recognized during fiscal 1994 and 1995 were $1,506,830 and $23,047, respectively. During 1994 the Company determined that certain newly developed products which were subject to the contract had not been included in the R&D revenue. Consequently, the Company retroactively included these amounts during fiscal 1994. (See discussion of 12 year note below.)

Cost of sales as a percentage of total product sales amounted to 45.1% or $312,809 in fiscal 1995, as compared with 33.7% or $344,952 in fiscal 1994. The increase was due to overhead remaining the same while sales were lower.

Research and development expenses decreased by $15,922, a decrease of 8.9% in fiscal 1995 over $179,035 in fiscal 1994. The decrease is due to a decrease in contract research.

Selling expenses increased against product sales for fiscal year 1995; representing 22.6% of product sales in fiscal 1994 versus 35.5% of product sales in fiscal 1995. The increased expenditures are a direct result of allocating a portion of rent to selling expenses. The increase was also attributable to a decrease in sales.

General and administrative expenses increased by 40% to $437,533 in fiscal 1995 from $313,117 in fiscal 1994 and increased as a percentage of total product sales to 63%. The increase was due primarily to litigation expense and settlement costs as well as a decrease in sales.

Royalty expenses represent royalties owed to Westbridge Biosystems, Ltd. from which the Company has licensed certain technology. This amount decreased by 64% in fiscal 1995 to $569,484 compared to $1,586,138 in fiscal 1994. This decrease is due to the retroactive application during 1994 of products deemed to carry the royalty obligation which had not been included in prior years.

Interest expense was $51,128 in fiscal 1995, a decrease of 277% over fiscal 1994 which was $141,602. The decrease was due to the maturity in December 1994 of certain promissory notes issued pursuant to a private placement offering in 1991.

The net income for fiscal 1995 was $2,282,386 compared with a net loss of $345,528 in fiscal 1994. This increase in income was primarily due to the gain on recognition of notes receivable, as previously discussed. Approximately $546,000 of additional expenses is attributable to the Company not recognizing research and development revenues (deferred revenue), on a monthly basis, subsequent to December 31, 1994. In prior years, royalty expense was almost completely offset by research and development revenue. Additionally, the Company recognized approximately $100,000 in conjunction with the valuation adjustment of certain limited partnership units which the Company obtained during fiscal 1995.

Liquidity and Capital Resources

Net working capital decreased to $189,030 at November 30, 1996, due primarily to the forgiveness of the principal balance of the Note Receivable (12 year note) from Westbridge Biosystems Ltd.

Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.

Although the Company has reduced its staff over the past two years and the loss of any single person would affect the efficiency of operations, such a loss would not hinder the Company's existence.

Litigation matters affecting the Company is described in Item 3. LEGAL PROCEEDINGS.

                          ITEM 7. FINANCIAL STATEMENTS


                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           November 30, 1996 and 1995


                                    ASSETS

                                                         1996           1995

Current assets:
  Cash and cash equivalents                             $ 115,719    $ 120,672
  Accounts receivable, net of allowance for doubtful
    accounts of $4,473 and $26,824 in 1996 and 1995       128,442       71,470
  Inventories                                              74,369       76,535
  Prepaid expenses and other current assets                10,237       13,503
  Current portion of notes receivable                          --      623,785
        Total current assets                              328,767      905,965

Property and equipment, at cost:
   Machinery and equipment                                119.135      158,712
   Office furniture and fixtures                          244,340      240,904
   Leasehold improvements                                      --       27,011

                                                          363,475      426,627

   Less accumulated depreciation                         (323,408)    (373,140)

          Net equipment and improvements                   40,067       53,487

Long-term account receivable, net                         130,000      326,270
Notes receivable, net of current portion                       --      324,292
Intangibles, net                                          400,294      287,876

                                                        $ 899,128   $1,897,890



               See accompanying notes to the financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)
                           November 30, 1996 and 1995



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         1996          1995

Current liabilities:
  Accounts payable                                    $  17,844     $ 34,891
  Accrued expenses                                       78,467      120,776
  Current portion of long term debt                      39,239       26,926
  Current portion of capital lease obligations            4,187        4,187
  Notes payable to related parties                           --      231,998

      Total current liabilities                         139,737      418,778

Long-term debt                                           80,619       97,580
Notes payable to related parties                        220,423           --
Deferred rent                                             5,137           --
Capital lease obligations, net of current portion         3,428        7,615

      Total liabilities                                 449,344      523,973

Commitments                                                  --           --

Shareholders' equity:
   Common stock, no par value, 37,500,000 authorized,
     8,413,753 shares issued and outstanding in 1996
     and 1995                                         8,479,854    8,479,854
   Paid-in capital - warrants                            95,000       95,000
   Accumulated deficit                               (8,125,070)  (7,200,937)

        Total shareholders' equity                      449,784    1,373,917

                                                     $  899,128   $1,897,890


               See accompanying notes to the financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended November 30, 1996 and 1995



                                                          1996          1995

Revenues:
   Agricultural product sales                          $ 866,972     $ 693,982
   Research and development fees - related party              --        23,047
   Gain on recognition of notes receivable                    --     3,424,430
   Other revenue                                              --        48,268

                                                         866,972     4,189,727

Costs and expenses:
   Cost of sales                                         271,305       312,809
   Research and development                              141,585       163,113
   Selling                                               160,573       246,439
   General and administrative                            276,307       435,133
   Royalties                                             574,815       569,484
   Amortization of processes and formulas                 80,338        80,338
   Provision for bad debt, long-term account receivable  196,270            --
   Forgiveness of notes receivable                        80,948       100,025

       Operating expenses                              1,782,141     1,907,341

Income (loss) from operations                           (915,169)    2,282,386

Other income(expense):
   Interest expense                                      (21,834)      (51,128)
   Interest income                                        11,892            --
   Other income                                            3,378            --

         Net income (loss) before provision for
           income taxes                                 (921,733)    2,231,258

Provision for income taxes                                 2,400         2,400

         Net income (loss)                            $ (924,133)   $2,228,858

Net income (loss) per common share                    $     (.11)   $      .22

Weighted average common and common equivalent
   shares outstanding                                  8,413,753     9,968,236


               See accompanying notes to the financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For The Years Ended November 30, 1996 and 1995





                                                 Paid-in
                             Common     Stock    Capital   Accumulated
                             Shares     Amount   Warrants    Deficit     Total

Balance, November 30, 1994  8,413,753 $8,479,854  $95,000  $(9,429,795) $(854,941)

  Net income                       --         --       --    2,228,858  2,228,858

Balance, November 30, 1995  8,413,753  8,479,854   95,000   (7,200,937) 1,373,917

  Net loss                         --         --       --     (924,133)  (924,133)

Balance, November 30, 1996  8,413,753 $8,479,854  $95,000  $(8,125,070) $ 449,784






               See accompanying notes to the financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended November 30, 1996 and 1995

                                                            1996        1995
Cash flows from operating activities:
  Net income (loss)                                      $(924,133)  $2,228,858
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Notes receivable forgiven as payment for royalties   571,635      515,692
      Bad debt recoveries                                  (22,351)          --
      Depreciation and amortization                        100,986      103,993
      Loss on disposal of assets                                --       18,749
      Gain on recognition of notes receivable                   --   (3,424,430)
      Forgiveness of notes receivable                       80,948      100,025
      Provision for bad debt, long-term
        account receivable                                 196,270           --
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable           (34,621)       7,150
      Decrease in inventories                                2,166        6,092
      Decrease in prepaid expenses and other
        current assets                                       3,266        2,346
      Decrease in other receivable                              --       16,948
      (Decrease) increase in accounts payable              (17,047)       7,468
      (Decrease) increase in accrued expenses              (42,309)       1,806
      Increase (decrease) in deferred rent                   5,137      (28,770)

          Net cash flows used in operating activities      (80,053)    (444,073)

Cash flows from investing activities:
   Purchase of property and equipment                       (4,042)        (219)
   Proceeds from sale of investments                            --      253,994
   Proceeds from notes receivable                           99,552      372,940

          Net cash flows provided by
           investing activities                             95,510      626,715

Cash flows from financing activities:
   Borrowings on notes payable to related parties           15,833       32,524
   Payments on notes payable to related parties                 --      (58,113)
   Borrowings of long-term debt                                 --        2,072
   Payments on long-term debt                              (32,056)     (20,546)
   Payments on capital lease obligations                    (4,187)      (4,761)

          Net cash flows used in
            financing activities                           (20,410)     (48,824)

Net (decrease) increase in cash and cash equivalents        (4,953)     133,818

Cash and cash equivalents at beginning of year             120,672      (13,146)

Cash and cash equivalents at end of year                 $ 115,719    $ 120,672

               See accompanying notes to the financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended November 30, 1996 and 1995





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                               1996      1995


Cash paid during the year for:
   Interest                                                 $ 12,183   $ 30,959
   Income taxes                                             $  2,400   $  2,400

Supplemental disclosure of noncash investing and financing activities:

   Prepayment of royalties through forgiveness of notes
      receivable                                            $195,942   $     --

   Note payable to related party assigned to non-related
     party                                                  $ 27,408   $     --



               See accompanying notes to the financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Westbridge Research Group (the "Company") was incorporated in California on April 12, 1982 for the acquisition, research, development, manufacturing and marketing of biotechnological products for use in the agricultural and energy industries.

Liquidity

The Company has historically experienced significant losses and negative cash flows from operations. At November 30, 1996 the Company's working capital is approximately $189,000 which includes approximately $115,000 in cash and cash equivalents. The Company has curtailed expenditures for research and development and has restructured the royalty fee required under the Licensing Agreement (Note 2). Management believes that the Company has licensed marketable products and that future sales of these products will provide positive cash flows sufficient to fund future operations. However, there can be no assurances that the Company will achieve profitability or positive cash flow.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Westbridge Agricultural Products. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Inventories

Inventory, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Processes and Formulas

Processes and formulas are recorded at amortized cost, and amortized on a straight-line basis over the lesser of ten years or their estimated useful lives.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years.

Revenue Recognition

Revenues are recognized when a product is shipped or a service is performed.

Sales to Major Customers

Sales to major agricultural domestic customers were 42% and 48% of fiscal 1996 and 1995 net agricultural product sales, respectively. There were no significant aggregate foreign sales during fiscal 1996 or 1995. A majority of the Companys sales are concentrated in Washington, California, Arizona and Texas.

Net Income (Loss) Per Share

Net loss per common share is based on the weighted average number of common shares outstanding during each period adjusted for the assumed conversion of dilutive stock options and warrants using the treasury stock method. In 1996 the effects of warrants and stock options are not considered in the calculation as they are anti-dilutive.

Research and Development

It is the Company's policy to expense research and development costs when incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

Certain reclassifications have been made to 1995 financial statement amounts in order to conform to current year presentation.

Stock-Based Compensation

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

Companies that do not choose to adopt new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APBO) No. 25, but will be required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of grant.

The Company is required to adopt either the recognition or the disclosure provisions of SFAS No. 123 by no later than December 1, 1997. The Company expects to continue to follow the accounting provisions of APBO No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, if material.

Long-Lived Assets

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 -- RESEARCH AND DEVELOPMENT AGREEMENTS

In December 1982, the Company entered into a research and development agreement (the "Development Agreement") with Westbridge Biosystems, Ltd. (the "Partnership") to develop biologically compatible products to decrease the cost of crop production, increase crop yields and improve soil quality through the use of naturally occurring microorganisms and synthesized and extracted organic polymers. In addition, the Company was to develop a family of drilling and completion fluids based on synthesized and extracted organic polymers.

Under the terms of the agreement the partnership was required to fund research and development costs as follows:

      Cash                                                 $ 2,444,625
      1 year note, collected in prior years                  2,423,375
      12 year note, due December 31, 1994                   11,826,515
                                                           $16,694,515

The 12 year note is full recourse to the Partnership and to the general and limited partners on a pro rata basis.

In exchange for funding the research and development, the partnership obtained title to all technologies developed under the agreement.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 -- RESEARCH AND DEVELOPMENT AGREEMENTS (Continued)

Concurrent with the execution of the Development Agreement, the Company and the Partnership entered into a technology transfer agreement (the "Technology Agreement") under which the Company obtained the right to acquire an option to license the developed technology, on a non-exclusive basis for a thirteen month period, in order to review the technology and, upon such review, to have the option to acquire a license on an exclusive, world-wide basis to such technology.

In October of 1985 the Company and the Partnership entered into a licensing agreement (the "Licensing Agreement") under which the Company acquired, on an exclusive world-wide basis, licensing of certain technologies in exchange for royalties as follows:

-- An amount equal to ninety percent (90%) of applicable gross sales generated by the Company until all principal and interest has been paid by the Partnership on the 12-year note.

-- Thereafter, an amount equal to ten percent (10%) of applicable gross sales generated by the Company until the aggregate of such payments is equal to the total of the limited partners' cash contributions during the two year period ended December 31, 1984. Subsequently, the Partnership will be entitled to a five percent (5%) royalty on applicable gross sales generated by the Company. This royalty obligation will remain in force as long as there remains a patent covering the formula or, if no patent is in effect, for 17 years.

The balance of the 12 year note was entirely offset by deferred revenue until its maturity at December 31, 1994 at which time the Company recognized revenue of $3,424,430 representing the unpaid balance of $4,229,676 net of forgiven receivables of $805,246. Prior to that time revenue was recognized concurrent with cash collections or the payment of royalties under the License Agreement. At November 30, 1995 the Partnership was in default on the note balance which totalled $948,077.

During 1996 the Company applied royalties due the Partnership totalling $571,635 to the note. Additionally, the Company received payments on the note totalling $99,552 and forgave $80,948 of the remaining balance. On September 30, 1996 the Company and the Partnership amended the terms of the Development Agreement and the Licensing Agreement. Under the terms of the amended agreements the Company forgave the entire remaining note receivable balance of $195,942 in exchange for a restructuring of the royalty fees and terms. Accordingly, the forgiven note balance has been recorded as prepaid royalties and is being amortized straight line over the term of the amended licensing agreement, through December 31, 2006. Under the amended licensing agreement the Company is required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of Gross Sales of products utilizing the licensed technologies.

                           WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -- INVENTORIES

Inventories consist of the following at November 30:

                                                 1996          1995

     Raw materials                            $   42,826    $ 41,816
     Finished goods                               31,543      34,719
                                              $   74,369    $ 76,535

Certain of the Company's raw materials are obtained from a limited number of suppliers.


NOTE 4 -- LONG-TERM ACCOUNT RECEIVABLE

At November 30, 1989, the Company had an account receivable totalling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings. At November 30, 1996, the land is being held by a Mexican court pending foreclosure sale.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 -- LONG-TERM ACCOUNT RECEIVABLE (Continued)

At November 30, 1996, the Company estimated the cash proceeds on any foreclosure sale and determined that its share of such proceeds would be insufficient to settle the account, net of allowance. Accordingly, the Company has recorded an additional valuation allowance of $196,270. The long term account receivable and related allowance for bad debt at November 30 is as follows:

                                                           1996        1995

          Long-term account receivable                  $ 451,270   $ 451,270
          Allowance for doubtful long-term account       (321,270)   (125,000)

                                                        $ 130,000   $ 326,270


NOTE 5 - INTANGIBLE ASSETS

  Intangible assets are as follows as of November 30:

                                                      1996         1995

    Purchased processes and formulas               $3,097,369   $3,097,369
    Prepaid royalties                                 195,942           --
                                                    3,293,311    3,097,369
    Accumulated amortization                       (2,893,017)  (2,809,493)

                                                   $  400,294   $  287,876

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at November 30:

                                                    1996           1995

    Royalties - related party                     $ 1,055       $ 30,745
    Accounting fees                                19,000         22,694
    Accrued vacation                               18,711         19,576
    Accrued legal settlement                        3,176         19,176
    Warranty                                       18,705         18,706
    Sales commissions                               6,289          6,743
    Cooperator and scientific advisory fees         2,500          2,500
    Deferred rent, current portion                  3,852             --
    Other                                           5,179            636
                                                 $ 78,467       $120,776

NOTE 7 -- LONG-TERM DEBT
                                                           1996         1995
    Note payable to SBA bearing interest at 10%,
      principal and interest payable monthly at
      $3,400 for 60 months, maturing April 1, 1999.
      This note is collateralized by a security interest
      in all assets of the Company. In August 1995,
      the Company interrupted regular payments.
      During fiscal 1996, the SBA accepted new
      payment terms whereby the Company is
      required to make monthly payments of $4,550
      through April 1997. After April 1997, the
      Company will resume monthly payments of
      $3,400. The note matures in April 1999.            $ 92,450    $ 124,506

      Notes payable to an individual, with simple interest
         at 8%. Principal and accrued interest due at
         maturity in February 1998. Amount includes
         accrued interest through November 30, 1996
         of $6,180.                                        27,408           --

            Total long term debt                          119,858      124,506

            Less:  Current portion                         39,239       26,926

            Long term debt                               $ 80,619    $  97,580

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -- LONG-TERM DEBT (Continued)

Aggregate maturities of long term debt at November 30 are as follows:

           Year Ended                          Amount

              1997                          $   39,239
              1998                              64,559
              1999                              16,060
                                            $  119,858


NOTE 8 -- NOTES PAYABLE TO RELATED PARTIES

At November 30 notes payable to related parties were as follows:

                                                            1996         1995
  Notes payable to various related parties with simple
    interest at 8% collateralized by a subordinated
    security interest in substantially all assets of the
    Company. Principal and accrued interest originally
    due at maturity in June 1995. Maturity extended to
    February 1998. Amounts include accrued interest
    of $29,788 and $27,603 at November 30 1996 and
    1995, respectively.                                    $132,873    $151,918

  Note payable to related party with simple interest
     compounded annually at prime plus 1% which
     at November 30, 1996 was 9.25%. Collateralized
     by a subordinated security interest in substantially
     all assets of the Company. Principal and accrued
     interest due at maturity in June 1995. Maturity
     extended to February 1998. Amounts include
     accrued interest of $37,550 and $30,079 at
     November 30, 1996 and 1995, respectively.               87,550      80,080

  Total notes payable to related parties                    220,423     231,998

  Less: current portion                                          --     231,998

  Notes payable to related parties, long-term              $220,423   $      --

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 -- CAPITAL LEASE OBLIGATIONS

At  November  30,  1995,   future  minimum  lease  payments  under   capitalized
obligations were as follows:

           Fiscal Year                                   Amount

              1997                                    $   5,400
              1998                                        3,600
              1999                                           --
              2000                                           --

         Total minimum lease payments                     9,000
           Less:  Amount representing interest           (1,385)

         Present value of net minimum lease payments      7,615
           Less:  Current portion                        (4,187)

         Long-term portion                            $   3,428


NOTE 10 -- STOCK OPTIONS AND WARRANTS

During fiscal 1983 the Company established an employee incentive stock option plan (the "1983 Plan") under which options to purchase a total of 400,000 common shares may be granted to key employees of the Company. Stock options granted under the plan expire at the earlier of ten years from the date of grant or termination of employment. During 1994 the 1983 Plan was terminated and, accordingly, no further stock options can be granted under this plan. Stock options for the purchase of 115,000 shares at an exercise price of $1.50 per share remain outstanding and exercisable at November 30, 1996. These stock options expire if not exercised on or before November 5, 2000.

During fiscal 1994 the Company established an employee incentive stock option plan (the "1994 Plan") under which options to purchase a total of 400,000 shares of the Company's common stock may be granted to key employees and officers of the Company. Under the 1994 Plan, stock options may be granted at an exercise price greater than or equal to the market value at the date of grant. Options vest 40% upon grant and 12% each grant date anniversary until fully vested and expire at the earlier of ten years from the date of grant or 90 days after termination of employment.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 -- STOCK OPTIONS AND WARRANTS (Continued)

A summary of the stock option activity under the 1983 and 1994 Plans is as follows:

                                                                   Exercise
                                                 Stock            Price Per
                                                Options             Share

   Outstanding at November 30, 1994             115,000          $     1.50
   Granted                                      190,000                 .20
   Expired or Cancelled                          75,000                 .20
   Exercised                                         --                  --

   Outstanding at November 30, 1995             230,000            .20-1.50
   Granted                                      115,000                .125
   Expired or Cancelled                         115,000                 .20
   Exercised                                         --                  --

   Outstanding at November 30, 1996             230,000          $ 125-1.50

At November 30, 1996, a total of 210,000 shares remain reserved and available for future stock option grants under the 1994 Plan.

During fiscal 1986 the Company granted certain non-qualified stock options to acquire 1,666,113 of its shares to officers, directors and key employees. At November 30, 1996 all of these options had expired unexercised.

During fiscal 1995 the Company granted non-qualified stock options to acquire 200,000 shares at $.125 per share to its president. The options immediately vest upon grant and expire in September 2000. All of these options remain outstanding and exercisable at November 30, 1996.

During fiscal 1996 the Company granted non-qualified stock options to acquire 96,000 shares at $.125 per share to a consultant. The options immediately vest upon grant and are outstanding and exercisable at November 30, 1996. A summary of these stock options is as follows:

                      Stock           Exercise Price         Expiration
                      Options             Per Share             Date

                      32,000           $  .125             March 31, 2001
                      32,000              .125             June 30, 2001
                      32,000              .125             September 30, 2001

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 -- STOCK OPTIONS AND WARRANTS (Continued)

At November 30, 1996 the Company has warrants outstanding to purchase shares of its stock as follows:

                Number of         Exercise Price        Expiration
                 Shares             per Share              Date

                380,000             $  2.25             December 1996
                300,000                 .10             January 2001
                 40,000                 .10             May 1996
                150,000                1.50             April 1999

At November 30, 1996 all of the warrants are fully vested and exercisable.


NOTE 11 -- COMMITMENTS

The Company leases its facilities under a non-cancelable operating lease. The lease agreement contains provisions for two months free rent as well as specified annual increases in the monthly rent. Rent is being expensed on a straight line basis over the term of the lease.

Minimum future obligations for non-cancelable operating leases as of November 30, 1996 are as follows:

                1997                       $74,800
                1998                        77,020
                1999                        25,800

Rent expense for the years ending November 30, 1996 and 1995, net of sub-lease income, was $77,011 and $143,749, respectively.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -- INCOME TAXES

At November 30, 1996 the Company has a federal income tax net operating loss carryforward of approximately $4,723,000 and a California tax net operating loss carryforward of approximately $422,000. The net operating loss carryforwards expire through the year 2011.

At November 30, 1996, the Company has investment and research and development tax credit carryforwards of approximately $72,100 for federal income tax and financial reporting purposes. These credits expire through the year 2000.

Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period. Management has not completed an analysis in order to determine whether a cumulative change in ownership of more than 50% has occurred within any three year period.


NOTE 13 -- LITIGATION

During June 1994, a lawsuit was filed against the Company for a commission due based on the anticipated merger of the Company and another company, which never took place. During 1995, a judgement was awarded one of the plaintiffs for $20,000 and the other plaintiff settled with the Company for $10,000. The Company is also obligated to pay approximately $19,000 for legal fees and court fees paid by the plaintiff. At November 30, 1996, $3,176 relating to this settlement is included in accrued expenses.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Carlsbad, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary as of November 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                             PETERSON & CO.
San Diego, California
January 10, 1997

             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT

The executive officers and directors of the Company, as of November 30, 1996, were as follows:


                           Principal Occupation and Business          Year First
                           Experience During the Past                   Became
Name                  Age  Five Years                                  Director

Christine Koenemann    43  Christine Koenemann was elected President       1995
                           and appointed as a Director of the Company on March 2, 1995. She has worked for the Company for the past 12 years in varying positions including Operations Manager,
                           Shareholder Relations Liaison, Director of
                           Administration, and Assistant Treasurer. She attended Indiana University School of Business and worked in retail management for five years.

William J. Dale       63   Mr. Dale, appointed a director of the Company    1995
                           in March 1995, is President of Silverado
                           Capital,Inc., a San Diego based company
                           engaged in international Licensing and
                           merchant banking activities.  Since 1990
                           Silverado has been engaged in international marketing of products for the Company.
                           Prior to that, from 1980-1989, he was a
                           partner in a San Diego law firm where his area of practice emphasized corporate and securities law matters. Prior to that he had been a sole practitioner for two years, and for the eightyears prior to that he was general counsel for an agricultural management company with cattle, ranches and orchards under management. Mr. Dale received a B.A.
                           degree in Economics from Allegheny College in 1955 and a LL.B. degree from the University of Pennsylvania in 1962.
                           From 1955 to 1959 he was a U.S. Naval
                           Aviator.

William M. Witherspoon 55  Mr. Witherspoon was appointed to the Board of    1995
                           Directors in August 1995, and he was elected
                           Chairman at that time. Mr. Witherspoon was a founder of Westbridge Research Group. From
                           1982 until 1989 he served as Chairman of the Board of Directors. Prior to and after founding Westbridge, he was a principal of Witherspoon and Town, a firm that engaged in starting and providing capital for real estate, agricultural and marketing businesses.
                           For the past nine years, he worked as the owner of Firstlight Productions, an art production and marketing company. Mr.
                           Witherspoon holds a B.A. degree from Reed
                           College and a M.A. from MERU.

Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid in fiscal 1996:

Name of Individual       Capacities in which          Aggregate
or Identity of Group     Remuneration is Received    Remuneration

All Executive Officers          President               $45,000
(1 person)

Directors receive no compensation for their services as directors.

Employee Incentive Stock Option Plan

On April 25, 1983, the Company adopted an employee incentive stock option plan (the "Option Plan") to provide to participating employees added incentive to achieve high levels of performance for the Company. The Option Plan was approved by the Company's stockholders on May 31, 1984. The Option Plan terminated May 31, 1994 and options granted under this plan will expire if not exercised on or before November 5, 2000.

The Option Plan provided for the granting of options to full-time salaried officers and employees to purchase shares of Common Stock at prices per share which must not be less than 100% of the fair market value of the Common Stock subject thereto at the time each option is granted. Options granted under the Option Plan expire not later than five (5) years from the date of grant. The selection of individuals and the setting of the terms and provisions of the options received by them are determined by the Board of Directors (the "Board") or the Executive Committee. No option can be granted to an individual who will, immediately prior or immediately after the option is granted, own directly or indirectly more than 10% of the Company's outstanding Common Stock. Options are non-transferable by the optionee. Under this plan, an aggregate of 400,000 shares of Common Stock may be issued. As of November 30, 1996, 700 shares have been issued under the plan, and 115,000 options are outstanding at $1.50 per share.

During 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 400,000 common shares may be granted at fair market value. At November 30, 1996, no shares had been issued under the 1994 Plan and 115,000 options at an exercise price of $0.125 per share were outstanding, of which 73,600 were exercisable. No options were exercised during the fiscal year ended November 30, 1996. These options expire through the fiscal year ended November 30, 2004.

During 1995, the Company granted nonqualified stock options to acquire 200,000 shares at $.125 per share to its current President. The options expire September 2000. These options are currently exercisable.

During fiscal 1996 the Company granted non-qualified stock options to acquire 96,000 shares at $.125 per share to a consultant. The options immediately vest upon grant and expire as follows:


     Stock Option           Exercise Price            Expiration Date

        32,000                $ .125                  March 31, 2001
        32,000                  .125                  June 30, 20 01
        32,000                  .125                  September 30, 2001

All of these options remain outstanding and exercisable at November 30, 1996.

Unrestricted Nonqualified Stock Options and Warrants

During the fiscal year ended November 30, 1991, the Company granted warrants to purchase 300,000 shares of Common Stock to Jack E. Dahl at an exercise price of $0.10 per share. Such warrants are vested 60,000 shares per year commencing January 10, 1992 through January 10, 1996 and expire five years after date of vesting. Subsequently, Mr. Dahl entered into an agreement with Warren Currier, who was then President of the Company, which was approved by the Board of Directors of the Company, whereby 240,000 of the warrants issued to Mr. Dahl, were transferred to Mr. Currier, and the books and records of the Company have been adjusted to reflect the following allocation of said warrants:

           Warrant Holder                       Amount

      The Estate of Warren Currier              240,000
      Jack E. Dahl                               60,000

During the fiscal year ended November 30, 1991, the Company granted warrants to purchase 100,000 shares of Common Stock to Kenneth P. Miles at an exercise price of $0.10 per share. During fiscal 1995 60,000 of those warrants expired and during fiscal 1996 the balance of 40,000 also expired.

On October 12, 1984, the Company approved the issuance of 1,566,113 unrestricted, non- qualified stock options to former employees of the Company. These options had an exercise price of $1.50 per share. None of the recipients are currently employed by the Company. 1,562,779 of these options expired during fiscal 1995. The remaining 3,334 of these options expired during fiscal 1996.

In May, 1991, the Company initiated a private placement memorandum offering ("Offering") to Westbridge Biosystems Ltd.s limited partners. Participating limited partners, representing 47.5 limited partnership units, purchased units at $15,000 each. The units included a note payable described in long term debt above. Each unit also included 8,000 warrants valued at $2,000, or $.25 each. All warrants are currently exercisable, at $2.25 per common share, and expire December 31, 1996. Aggregate warrants issued with the Offering were 380,000.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth certain information as of November 30, 1996, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

                          Amount and Nature   W/O Exercise
                            of Beneficial      Percent of         Percent of
Name of Beneficial Owner      Ownership          Class(2)          Class (3)

Christine Koenemann           252,700(1)             *                 2.9
1150 Joshua Way
Vista, CA  92083

Albert L. Good                729,200                8.7               8.7
14550 Castle Rock Road
Salinas, CA  93908

Kenneth P. Miles              471,469                5.6               5.6
10790 Magdalena Road
Los Altos Hills, CA  94022

William M. Witherspoon        717,188                8.5               8.5
PO Box 1735
Fairfield, IA  52556

Peter L. Salk                 316,667                3.8               3.8
7459 High Avenue
La Jolla, CA 92037

William J. Dale                37,500                 *                 *
1150 Joshua Way
Vista, CA  92083

All Directors & Officers    1,007,388                9.0              12.0
as a Group (3 persons)

*Less than 1%

(1) Consists of exercisable options to purchase 25,000 shares at $1.50 per share, 25,000 shares at $.125 per share, and 200,000 at $ .125 per share.

(2) Calculated as if no options were exercised and 8,413,753 shares outstanding.

(3)       Calculated as if only that (those) shareholder's(s')  options/warrants
          exercisable   within   60   days   were   exercised   and   no   other
          options/warrants were exercised.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None

                ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K.

(a)  1.   The following financial statements of the Company are included in
          Item 7:

               Consolidated Balance Sheets at November 30, 1996 and 1995

               Consolidated Statements of Operations for the
                    two years in the period ended November 30, 1996

               Consolidated Statements of Shareholders' Deficit for the
                    two years in the period ended November 30, 1996

               Consolidated Statements of Cash Flows for the
                    two years in the period ended November 30, 1996

               Notes to Consolidated Financial Statements.

(b) No Form 8-K was filed during the last quarter of the period covered by this report.

(c)       Exhibits filed herewith:

          3(a)      Articles   of   Incorporation   and   amendments    thereto,
                    incorporated by reference to Exhibit 3(a) to Registration Statement number 2-92261 on Form S-18 filed July 18, 1984.

          3(b)      Bylaws,   incorporated  by  reference  to  Exhibit  3(b)  to
                    Registration Statement number 2-92261 on Form S-18 filed July 18, 1984

          10(a)     Biosystems  R & D  Agreement,  incorporated  by reference to
                    Exhibit 10(a) to Registration Statement number 2-92261 on Form S-18 filed July 18, 1984.

          10(b) Biosystems Technology Transfer Agreement, incorporated by reference to Exhibit 10(b) to Registration Statement number 2-92261 on Form S-18 filed July 18, 1984.

          10(c)     Biolink Acquisition Agreement,  incorporated by reference to
                    Exhibit 10(c) to Registration Statement number 2-92261 on Form S-18 filed July 18, 1984.

          10(d)     Employee  Incentive  Stock  Option  Plan,   incorporated  by
                    reference to Exhibit 10(d) to Registration Statement number 2-92261 on Form S-18 filed July 18, 1984.

          10(e)     Employee Stock Purchase Plan,  incorporated  by reference to
                    Exhibit 10(e) to Registration Statement number 2-92261 on Form S-18 filed July 18, 1984.

          10(f) Nonqualified Stock Option of Dr. Jonas Salk, incorporated by reference to Exhibit 10(f) filed with Form 8-K dated November 10, 1987.

          10(g) Nonqualified Stock Option of Stephen C. Hall, incorporated by reference to Exhibit 10(g) filed with Form 8-K dated November 10, 1987.

          10(h) Nonqualified Stock Option of Michael A. Spivak, incorporated by reference to Exhibit 10(h) filed with Form 8-K dated November 10, 1987.

          10(i) Nonqualified Stock Option of Dr. Peter L. Salk, incorporated by reference to Exhibit 10(i) filed with Form 8-K dated November 10, 1987.

          10(j) Nonqualified Stock Option of Gerald R. Haddock, incorporated by reference to Exhibit 10(j) filed with Form 8-K dated November 10, 1987.

          10(k) Nonqualified Stock Option of Peter Dine, incorporated by reference to Exhibit 10(m) filed with the Annual Report on Form 10-K for the fiscal year ended November 30, 1988.

          10(l) Nonqualified Stock Option of Stanley L. Woodward, incorporated by reference to Exhibit 10(n) filed with the Annual Report on Form 10-K for the fiscal year ended November 30, 1988.

          10(m)     Westbridge    Agrosystems    Limited   Exchange   Agreement,
                    incorporated by reference to Exhibit 10(o) filed with Post Effective Amendment Number 1 to the Registration Statement number 2-92261 on Form S-18 filed December 26, 1989.

          10(n) Nonqualified Stock Option of Noel R. Schaefer incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1989.

          10(o)     Biosystems  License  Agreement  incorporated by reference to
                    Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1989.

          10(p)     Warrant  Agency  Agreement,  incorporated  by  reference  to
                    Exhibit 4(b) to Registration Statement number 2-92261 on Form S-18 filed July 18, 1984.

          10(q) Agriculture Products Marketing, Sales, License and Distribution Agreement by and between Haddock & Schaefer and the Company, dated November 15, 1991, incorporated by reference to Exhibit 10(q) filed with The Annual Report on Form 10-KSB for the fiscal year ended November 30, 1992.

          10(r) Oil Products Marketing, Sales, License and Distribution Agreement by and between Haddock & Schaefer and the Company, dated November 15, 1991, incorporated by reference to
                    Exhibit 10(r) filed with The Annual Report on Form 10-KSB for the fiscal year ended November 30, 1992.

          10(s) Employment Agreement by and between Company and Warren Currier III, dated December 1, 1991, by reference to Exhibit 10(s) filed with 10-KSB for the fiscal year ended November 30, 1992.

          10(t)     Westbridge Research Group 1994 Incentive Stock Option Plan.

          10(u)     Agreement,  dated as of October 1, 1996,  by and between
                    Westbridge   Research  Group  and  Westbridge Biosystems
                    Limited.

          10(v)     Westbride Research Group 1994 Incentive Stock Optpipon Plan.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 1997.


                                      Westbridge Research Group


                                      By:  /s/Christine Koenemnn
                                         Christine Koenemann, President
                                         Principal Executive Officer
                                         Principal Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:


     Signature                           Title                    Date


/s/William M. Witherspoon                Director             March 13, 1997
William M. Witherspoon

/s/Christine Koenemann                   Director             March 13, 1997
Christine Koenemann

/s/William J. Dale                       Director             March 13, 1997
William J. Dale


Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Issuers which have not registered Securities pursuant to
Section 12 of the Act.

No annual report covering the Issuer's last fiscal year or proxy material has been sent to security holders. An annual report is to be furnished to security holders subsequent to the filing of the annual report of this form.