Form 10QSB
period 1997-02-28
WESTBRIDGE RESEARCH GROUP
filed 1997-04-11
CIK 750150

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter ended February 28, 1997

Commission file number 2-92261


                            WESTBRIDGE RESEARCH GROUP


            California                                        95-3769474
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)


          1150 Joshua Way
          Vista, California                                      92083
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number,
including area code:                                       (619) 599-8855

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require- ments for the past 90 days. Yes X No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 8,413,753 shares of common stock, no par value, as of February 28, 1997.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                FEBRUARY 28,       NOVEMBER 30,
                                                    1997               1996
                                                (unaudited)          (audited)

CURRENT ASSETS
   Cash                                            $ 23,144          $115,719
   Trade accounts receivable, less
      allowance for doubtful accounts of
      $4,473 and $4,473 respectively                289,879           128,442
   Inventories                                       96,684            74,369
   Prepaid expenses and other
      current assets                                 15,214            10,237

          Total Current Assets                      424,921           328,767

PROPERTY AND EQUIPMENT                              364,849           363,475
   Less accumulated depreciation                   [327,540]         [323,408]

          Net Property and Equipment                 37,309            40,067

PROCESSES AND FORMULAS, net of accumulated
   amortization of $2,909,915 and
     $2,889,830 respectively                        187,453           207,538
PREPAID ROYALTY, net of accumulated
   amortization of $7,965 and $3,186
   respectively                                     187,977           192,756
LONG TERM ACCOUNTS RECEIVABLE, net                  130,000           130,000

    TOTAL ASSETS                                   $967,660          $899,128




                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                 FEBRUARY 28,      NOVEMBER 30,
                                                     1997             1996
                                                 (unaudited)       (audited)


CURRENT LIABILITIES
     Accounts payable                           $   77,523          $   17,844
   Accrued expenses                                 51,176              78,467
   Current portion of capital
       lease obligation                              4,187               4,187
   Current portion of long-term debt                36,749              39,239

         TOTAL CURRENT LIABILITIES                 169,635             139,737


Notes payable - related parties                    228,640             220,423
Long-term debt                                      72,099              80,619
Deferred rent                                        3,853               5,137
Capital lease obligations:
  net of current portion                             1,983               3,428

      TOTAL LIABILITIES                            476,210             449,344


SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value:
   Authorized 37,500,000 shares
   Issued and outstanding 8,413,753 shares       8,479,854           8,479,854

   Paid in Capital:  Warrants                       95,000              95,000
   Accumulated deficit                          [8,083,404]         [8,125,070]

         TOTAL SHAREHOLDERS' EQUITY                491,450             449,784

         TOTAL LIABILITIES & SHAREHOLDERS'      $  967,660          $  899,128
              EQUITY





                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     THREE MONTHS ENDED
                                                 FEBRUARY 28,   FEBRUARY 29,
                                                     1997           1996

REVENUES

      Agricultural product sales                  $  272,662    $   118,524



COSTS AND EXPENSES
      Cost of sales                                   68,468         61,461
      Research and development                        22,232         32,008
      Selling                                         52,284         50,249
      General and administration                      51,301         54,134
      Royalties                                       14,475        105,697
      Interest expense, net                            8,202          7,141
      Amortization of formula                         20,084         20,084
      Other (income)expense                           [6,050]           777

         TOTAL COSTS AND EXPENSES                    230,996        331,551


      Net Income(Loss)                            $   41,666     $ [213,027]

Net income (Loss) per common share                $     .01      $    [.03]

Weighted average common and common
equivalent shares outstanding                     $8,413,753     $8,413,753



                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                         THREE MONTHS ENDED
                                                  FEBRUARY 28,     FEBRUARY 29,
                                                      1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income [Loss]                                  $   41,666      $  [213,027]

Adjustments to reconcile net income [Loss] to net cash used in operating activities:

Royalty expense                                         4,779          100,412
Depreciation and Amortization                          24,217           24,525

Changes in Operating Assets and Liabilities:

      Increase in trade accounts receivable          [161,437]         [33,668]
      [Increase] decrease in inventories              [22,315]          24,257
      [Increase] decrease in prepaid expenses          [4,977]           3,674
      Increase [decrease] in accounts payable          59,679         [12,038]
      [Decrease] increase in accrued liabilities      [27,291]          56,458

Net Cash used in operating activities                 [85,679]         [49,407]


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                    [1,374]          [2,114]
Proceeds from sale of (purchase of) investments           --            32,953

Net cash (used in) provided by
 investing activities                                  [1,374]          30,839

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Long Term Debt                            [11,010]              --
Increase in Long Term Debt                                 --              895
Decrease in Deferred Rent                              [1,284]              --
Payment on Capital Lease Obligation                    [1,445]            [722]
Borrowings on Notes Payable-related parties              8,217           4,602

Net Cash (Used In) Provided by
 Financing Activities:                                 [5,522]           4,775

DECREASE IN CASH                                      [92,575]         [13,793]

CASH AT BEGINNING OF PERIOD                           115,719          120,672

CASH AT END OF PERIOD                              $   23,144       $  106,879


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.    Basis of Presentation:

     The consolidated balance sheet as of February 28, 1997, the consolidated statements of operations for the three month period ended February 28, 1997 and February 29, 1996, respectively, and the consolidated statements of cash flows for the three-months ended February 28, 1997 and February 29, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1996 Annual Report on Form 10-KSB. The results of operations for the quarter ended February 28, 1997, are not necessarily indicative of the operating results that may be expected for the full year.

B.   Subsequent Events:

     None

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations:

     Totalagricultural product sales for the first quarter of fiscal 1997 were $272,662, an increase of approximately 130% from the same period in 1996 due to increased marketing and increased orders from existing customers as well as orders from new customers.

     Total costs and expenses for continuing operations for the period decreased approximately 31% from the prior year's quarter primarily due to a decrease in royalty expense related to the restructuring of the royalty terms with Westbridge Biosystems, Ltd.

     Cost of sales as a percentage of product sales decreased to approximately 26% for the quarter as compared to 52% in the same period for the prior year. This decrease is primarily the result of an increase in the sales mix of products with higher gross margins and reduced overhead costs.

     Research and development expenses decreased $9,776, or 31% over the prior year's first quarter due to reduced salaries and related expenses.

     Selling expenses as a percentage of product sales decreased to approximately 20% for the first quarter as compared to 43% for the same quarter in the prior year. This decrease is due to selling expenses remaining relatively constant while product sales increased 130%.

     General and administrative expenses decreased $2,833 or 6% in the current quarter compared with the same period last year due to a reduction in the amount of contract labor being allocated to the general and administrative function.

     Net income for the current period was $41,666 or $.01 per share, as compared to a net loss of $213,027, or $.03 per share in the same quarter of the prior year. This change is primarily related to increased product sales and a reduction in royalty expense.

     Income taxes have not been provided for in the accompanying statements of operations due to the significant net operating loss carryforwards generated in prior years.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources:

     The Company has no material commitments for capital expenditures.

     Working capital was $255,286 at February 28, 1997, up from $189,030 at November 30, 1996.

     Based on cash flow projections management expects that the Company can continue operations for the current fiscal year without infusions of additional cash.


Impact of Inflation

     The Company does not believe inflation has had a significant effect on its operations.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS
               None

          B.   REPORTS ON FORM 8-K
               None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTBRIDGE RESEARCH GROUP
                                             (Registrant)


                                       /s/Christine Koenemann
                                       ----------------------------------------
                                       Christine Koenemann, President
                                       Principal Executive Officer
                                       Principal Financial Officer




Date: APRIL 11, 1997