Form 10QSB
period 1997-05-31
WESTBRIDGE RESEARCH GROUP
filed 1997-07-14
CIK 750150

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter ended May 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require- ments for the past 90 days. Yes X No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 8,413,753 shares of common stock, no par value, as of May 31, 1997.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS



                                                   May 31,         NOVEMBER 30,
                                                    1997               1996
                                                (unaudited)          (audited)
                                                -------------------------------
                                     ASSETS


CURRENT ASSETS
   Cash                                          $  182,930        $   115,719
   Trade accounts receivable, less
         allowance for doubtful accounts of
         $4,473 and $4,473 respectively             364,089            128,442
   Inventories                                       87,685             74,369
   Prepaid expenses and other
         current assets                              16,221             10,237

                  Total Current Assets              650,925            328,767


PROPERTY AND EQUIPMENT                              366,409           363,475
   Less accumulated depreciation                   [331,674]         [323,408]

                  Net Property and Equipment         34,735            40,067


PROCESSES AND FORMULAS, net of accumulated
   amortization of $2,929,999 and
   $2,889,830 respectively                           167,369          207,538
PREPAID ROYALTY, net of accumulated
   amortization of $12,744 and $3,186
   respectively                                      183,198          192,756
LONG TERM ACCOUNTS RECEIVABLE, net                   130,000          130,000

    TOTAL ASSETS                                  $1,166,227       $  899,128




                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                    MAY 31,        NOVEMBER 30,
                                                     1997             1996
                                                  (unaudited)       (audited)
                                                  -----------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                             $    44,987       $    17,844
   Notes payable - related parties                    228,602               --
     Notes payable                                     28,257               --
     Accrued expenses                                  64,676            78,467
   Current portion of capital
       lease obligation                                 4,187             4,187
   Current portion of long-term debt                   35,225            39,239

         TOTAL CURRENT LIABILITIES                    405,934           139,737


Notes payable - related parties                          --             220,423
Long-term debt                                          36,379           80,619
Deferred rent                                            3,211            5,137
Capital lease obligations:
  net of current portion                                 1,287            3,428

      TOTAL LIABILITIES                                446,811          449,344


SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value:
   Authorized 37,500,000 shares
   Issued and outstanding 8,413,753 shares           8,479,854        8,479,854

   Paid in Capital:  Warrants                           95,000           95,000
   Accumulated deficit                              [7,855,438]      [8,125,070]

         TOTAL SHAREHOLDERS' EQUITY                    719,416          449,784

         TOTAL LIABILITIES & SHAREHOLDERS'          $1,166,227       $  899,128
              EQUITY





                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                   THREE MONTHS                 SIX MONTHS
                                   ENDED MAY 31                ENDED MAY 31
                                  1997      1996              1997       1996
                              -------------------------------------------------

NET SALES                     $ 596,366   $ 505,201        $ 869,028  $ 623,725

COST OF SALES                   171,068      98,413          239,536    159,874

GROSS PROFIT                    425,298     406,788          629,492    463,851

OPERATING EXPENSES
  Research and development       20,020      39,138           42,252     71,146
  Selling                        72,834      38,168          125,118     88,417
  General and administration     55,606     102,177          106,907    156,311
  Royalties                      22,702     398,105           37,177    503,802
  Amortization of formula        20,084      20,085           40,169     40,169

     TOTAL OPERATING EXPENSES   191,246     597,673          351,623    859,845

  Operating income (loss)       234,052    [190,885]         277,869   [395,994]

OTHER INCOME (EXPENSE)
  Interest expense               [6,855]     [7,428]         [15,663]   [15,254]
  Interest income                   770         904            1,376      1,589
  Other income                       --       8,902            6,050      8,125

  Net income (loss)           $ 227,967   $[188,507]       $ 269,632  $[401,534]


Net income (loss) per common
  share                       $     .03   $    [.03]       $     .04  $    [.05]


Weighted average common and
  common equivalent shares
  outstanding                 8,413,753   8,413,753        8,413,753  8,413,753




                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                  SIX MONTHS ENDED
                                            MAY 31,               MAY 31,
                                             1997                  1996
                                            -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income [loss]                           $  269,632        $  [401,534]

Adjustments to reconcile net income
  [loss] to net cash provided by
  (used in) operating activities:

Notes receivable forgiven as payment
  for royalties                                   --              503,802

Amortization of prepaid royalty                  9,558                 --
Depreciation and amortization                   48,435             48,617

Changes in Operating Assets and Liabilities:

  Increase in trade accounts receivable       [235,647]          [224,603]
  Increase in inventories                      [13,316]           [12,818]
  [Increase] decrease in prepaid expenses       [5,984]             1,382
  Increase in accounts payable                  27,143             10,706
  [Decrease] increase in accrued liabilities   [13,791]            10,212

Net cash provided by (used in)
 operating activities                           86,030           [568,038]

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment              [2,934]            [4,610]
Proceeds from sale of investments                  --              52,787

Net cash (used in) provided by
 investing activities                           [2,934]           551,979

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                      [20,846]           [10,027]
Borrowings on notes payable                        849                 --
Decrease in deferred rent                       [1,926]                --
Payments on capital lease obligation            [2,141]            [2,117]
Borrowings on notes payable-related parties      8,179              7,407

Net Cash (used in) financing activities        [15,885]            [4,737]

INCREASE (DECREASE) IN CASH                     67,211            [20,796]

CASH AT BEGINNING OF PERIOD                    115,719            120,672

CASH AT END OF PERIOD                       $  182,930          $  99,876





                     See accompanying notes to consolidated
                         condensed financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.        Basis of Presentation:

          The consolidated balance sheet as of May 31, 1997, the consolidated statement of operations for the six-month periods ended May 31, 1997, and 1996, respectively, and the consolidated statements of cash flows for the six-month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1996 Annual Report on Form 10-KSB. The results of operations for the quarter ended May 31, 1997, are not necessarily indicative of the operating results for the full year.

B.       Subsequent Events:

         None

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Results of Operations:


          Net sales for the three and six month periods ended May 31, 1997 were $596,366, and $869,028, representing increases of 18% and 40%, respectively, over the same periods in the prior year. The increase in net sales is primarily related to an increase in net foreign sales resulting from an intensified international marketing effort.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                                   (Continued)


          Cost of sales as a percentage of net sales increased to 29% for the quarter ended May 31, 1997 as compared with 20% for the same period in the prior year. For the six month period ended May 31, 1997, cost of sales as a percentage of net sales increased to 28% form 26% for the same period in the prior year. These increases resulted primarily from an increased percentage of lower margin products in the product sales mix.

          Operating expenses for the three month and six month periods ended May 31, 1997 decreased by 67% and 59%, respectively, over the same periods in the prior year. This decrease is primarily due to a decrease in royalty expenses which resulted from the restructuring in the terms of the Company's licensing agreement during fiscal 1996.

          Research and development expenses as a percentage of net sales for the three and six month periods ended May 31, 1997 were approximately 4% and 5%, respectively, compared with 8% and 12% for the same periods in the prior year. The decrease resulted primarily from a reduction of resources, including labor, being allocated to research and development activities.

          Selling expenses as a percentage of net sales for the three and six month periods ended May 31, 1997 were approximately 13% and 15%, respectively, compared with 8% and 14% for the same periods in the prior year. The increase is primarily due to increased commissions and advertising.

          General and administrative expenses in the three and six month periods ended May 31, 1997 decreased by $46,571 or 46%, and $49,404 or 32%, respectively, when compared with the same periods in the prior year.

          Net income for the quarter ended May 31, 1997 was $227,967 or $.03 per common share compared with a net loss of $188,507, or $.03 per common share for the same period in the prior year. This increase is the result of an increase in net sales and a decrease in royalty expense.

          Income taxes have not been provided for in the accompanying financial statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY



                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources:

          The Company has no material commitments for capital expenditures.

          Working capital was $244,991 at May 31, 1997, up from $189,030 at November 30, 1996.

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


                                        WESTBRIDGE RESEARCH GROUP
                                               (Registrant)



                                         /s/ Christine Koenemann
                                         --------------------------------------
                                         Christine Koenemann, President
                                         Principal Executive Officer
                                         Principal Financial Officer

Date: July 11, 1997