Form 10QSB
period 1997-08-31
WESTBRIDGE RESEARCH GROUP
filed 1997-10-14
CIK 750150

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter ended August 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require- ments for the past 90 days. Yes X No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 8,413,753 shares of common stock, no par value, as of August 31, 1997.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                          AUGUST 31,               NOVEMBER 30,
                                            1997                      1996
                                         (unaudited)                 (audited)
                                         -----------               -----------

                                     ASSETS


CURRENT ASSETS
 Cash                                     $  251,756               $   115,719
 Trade accounts receivable, less
   allowance for doubtful accounts of
   $3,699 and $4,473 respectively            315,797                   128,442
 Inventories                                  96,417                    74,369
 Prepaid expenses and other
   current assets                             18,451                    10,237
                                           ----------                ----------

           Total Current Assets              682,421                   328,767


PROPERTY AND EQUIPMENT                       373,325                   363,475
 Less accumulated depreciation              [335,808]                 [323,408]
                                           ----------               -----------

           Net Property and Equipment         37,517                    40,067


PROCESSES AND FORMULAS, net of accumulated
 amortization of $2,950,083 and
 $2,889,830 respectively                     147,285                   207,538
PREPAID ROYALTY, net of accumulated
 amortization of $17,523 and $3,186
 respectively                                178,419                   192,756
LONG TERM ACCOUNTS RECEIVABLE, net           130,000                   130,000
                                          -----------               -----------

    TOTAL ASSETS                          $1,175,642                $  899,128
                                          ===========               ==========








                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                AUGUST 31,      NOVEMBER 30,
                                                   1997             1996
                                               (unaudited)       (audited)

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
  Accounts payable                            $    45,080        $    17,844
  Notes payable - related parties                 232,757                 --
  Notes payable                                    28,681                 --
  Accrued expenses                                 70,346             78,467
  Current portion of capital
   lease obligation                                 4,187              4,187
  Current portion of long-term debt                36,113             39,239
                                                ----------         ----------

      TOTAL CURRENT LIABILITIES                   417,164            139,737


Notes payable - related parties                        --            220,423
Long-term debt                                     27,011             80,619
Deferred rent                                       2,247              5,137
Capital lease obligations:
  net of current portion                              242              3,428
                                                ----------         ----------

      TOTAL LIABILITIES                           446,664            449,344


SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value:
  Authorized 37,500,000 shares
  Issued and outstanding 8,413,753 shares       8,479,854          8,479,854

  Paid in Capital:  Warrants                       95,000             95,000
  Accumulated deficit                          [7,845,876]        [8,125,070]

      TOTAL SHAREHOLDERS' EQUITY                  728,978            449,784
                                               -----------        -----------

      TOTAL LIABILITIES & SHAREHOLDERS'        $1,175,642         $  899,128
        EQUITY                                 ===========        ===========








                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                     THREE MONTHS             NINE MONTHS
                                    ENDED AUGUST 31         ENDED AUGUST 31
                                 1997             1996  1997             1996
                                 =====================  =====================

NET SALES                        $ 349,915   $ 126,505  $1,218,943   $  750,230

COST OF SALES                      148,873      57,475     388,409      217,349
                                 ---------   ---------  ----------    ---------
GROSS PROFIT                       201,042      69,030     830,534      532,881
                                 ---------   ---------  ----------    ---------
OPERATING EXPENSES
  Research and development          35,597      43,424      77,849      114,570
  Selling                           60,622      43,528     185,740      131,945
  General and administration        54,006      65,615     160,913      221,926
  Royalties                         16,539     106,173      53,716      609,975
  Amortization of formula           20,084      20,084      60,253       60,253
                                 ---------   ---------   ---------    ---------
     TOTAL OPERATING EXPENSES      186,848     278,824     538,471    1,138,669
                                 ---------   ---------   ---------    ---------

  Operating income (loss)           14,194    [209,794]    292,063     [605,788]

OTHER INCOME (EXPENSE)
  Interest expense                  [6,551]     [6,940]    [22,214]     [22,194]
  Interest income                    1,819         636       3,195        2,225
  Other income                         100       2,029       6,150       10,154
                                 ----------  ---------- -----------   ----------
     Net income (loss)           $   9,562   $[214,069] $  279,194$    [615,603]
                                 ==========  ========== ===========   ==========
Net income (loss) per common
  share                          $     .01   $    [.03] $      .04    $    [.08]
                                 ==========  ========== ===========   ==========

Weighted average common and common
equivalent shares outstanding    8,413,753   8,413,753   8,413,753    8,413,753
                                 ==========  ========== ===========   ==========










                     See accompanying notes to consolidated
                        condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                 NINE MONTHS ENDED
                                           AUGUST 31,            AUGUST 31,
                                              1997                  1996
                                      ========================================
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income [loss]                         $  279,194            $  [615,603]

Adjustments  to reconcile  net income
[loss] to net cash provided by (used in) operating activities:

Amortization of prepaid royalty               14,337                    --
Depreciation and amortization                 72,653                 73,482

Changes in Operating Assets and Liabilities:

  Increase in trade accounts receivable     [187,355]               [31,580]
  Increase in inventories                    [22,048]                [5,169]
  Increase in prepaid expenses                [8,213]                  [542]
  Increase [decrease] in accounts payable     27,236                 [2,996]
  [Decrease] increase in accrued liabilities  [8,121]                 9,390
                                            ----------           -----------
Net cash provided by (used in)
 operating activities                        167,683               [573,018]

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of royalty expense through
  forgiveness of notes receivable                --                 579,476
Purchase of property and equipment            [9,850]                [4,610]
Proceeds from notes receivable                   --                  83,990
                                           -----------           -----------
Net cash (used in) provided by
 investing activities                         [9,850]               658,856

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                    [29,326]               [20,904]
Borrowings on notes payable                    1,273                    --
Increase in deferred rent                        --                   6,100
Decrease in deferred rent                     [2,890]                   --
Payments on capital lease obligation          [3,187]                [3,283]
Borrowings on notes payable-related parties   12,334                 11,481
                                           -----------           -----------

Net Cash (used in) financing activities      [21,796]               [6,606]

INCREASE IN CASH                             136,037                79,232

CASH AT BEGINNING OF PERIOD                  115,719               120,672
                                          ------------           -----------
CASH AT END OF PERIOD                     $  251,756             $ 199,904
                                          ============           ===========




                     See accompanying notes to consolidated
                        condensed financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.    Basis of Presentation:

     The consolidated balance sheet as of August 31, 1997, the consolidated statement of operations for the nine-month periods ended August 31, 1997, and 1996, respectively, and the consolidated statements of cash flows for the nine-month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1996 Annual Report on Form 10-KSB. The results of operations for the quarter ended August 31, 1997, are not necessarily indicative of the operating results for the full year.

B.       Subsequent Events:

         None

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations:


     Net sales for the three and nine-month periods ended August 31, 1997 were $349,915, and $1,218,943, representing increases of 177% and 63%, respectively, over the same periods in the prior year. The increase in net sales is primarily related to an increase in net foreign sales and sales of additional new products being manufactured for an existing domestic customer.


                                   (Continued)

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY



     Cost of sales as a percentage of net sales decreased to 43% for the quarter ended August 31, 1997 as compared with 46% for the same period in the prior year. For the nine month period ended August 31, 1997, cost of sales as a percentage of net sales increased to 32% from 29% for the same period in the prior year. The nine month increase resulted primarily from an increased percentage of lower margin products in the product sales mix.

     Operating expenses for the three month and nine month periods ended August 31, 1997 decreased by 33% and 53%, respectively, over the same periods in the prior year. This decrease is primarily due to a decrease in royalty expenses which resulted from the restructuring in the terms of the Company's licensing agreement during fiscal 1996.

     Research and development expenses decreased by $7,827, or 18% over the prior year's third quarter. Research and development expenses also decreased $36,721, or 32% for the nine month period. These decreases are due to decreased contract research and reallocation of salaries and wages.

     Selling expenses as a percentage of net sales for the three and nine month periods ended August 31, 1997 were approximately 18% and 16%, respectively, compared with 35% and 18% for the same periods in the prior year. The decrease is primarily due to increased sales.

     General and administrative expenses in the three and nine month periods ended August 31, 1997 decreased by $11,609 or 18%, and $61,013 or 28%, respectively, when compared with the same periods in the prior year. These decreases are primarily due to a decrease in contract labor allocated to the general and administrative function as well as increased moving expenses incurred in the prior year.

     Net income for the quarter ended August 31, 1997 was $9,562 or $.01 per common share compared with a net loss of $214,069, or $.03 per common share for the same period in the prior year. This increase is primarily the result of an increase in net sales and a decrease in royalty expense.

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

     Working capital was $265,257 at August 31, 1997, up from $189,030 at November 30, 1996.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.           OTHER INFORMATION
                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.       EXHIBITS
                           None

                  B.       REPORTS ON FORM 8-K
                           None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WESTBRIDGE RESEARCH GROUP
                                      (Registrant)



                                       By:  /s/ Christine Koenemann
                                          -------------------------------------
                                          Christine Koenemann, President
                                          Principal Executive Officer
                                          Principal Financial Officer


Date: October 10, 1997