Form 10QSB/A
period 1997-08-31
WESTBRIDGE RESEARCH GROUP
filed 1997-10-21
CIK 750150

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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


ITEM 1.           LEGAL PROCEEDINGS
                  None

ITEM 2.           CHANGES IN SECURITIES
                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company's annual meeting of shareholders ("Annual Meeting") was held on July 17, 1997. The certified list of shareholders prepared by the Company's transfer agent certified that the number of shares of common stock of the Company issued, outstanding and entitled to vote at the Annual Meeting was 8,413,753. The shareholders present at the Annual Meeting, in person and by proxy, held 5,560,521 shares of common stock of the Company.

The following matters were voted upon at the Annual Meeting:


     (i) The amendment to the Company's Articles of Incorporation to effect a one-for-four reverse stock split was approved. The votes cast were as follows:

  VOTES                           VOTES                            VOTES
   FOR                           AGAINST                         ABSTAINED
5,211,612                        254,496                           94,413

     (ii) The amendment of the Company's Articles of Incorporation to authorize the establishment of a class of preferred stock was approved. The votes cast were as follows:

  VOTES                           VOTES                       VOTES ABSTAINED/
   FOR                           AGAINST                         NOT VOTED
5,044,370                        328,599                          187,552

     (iii) The  following  members were elected to the Board of Directors of the
Company:

                                    VOTES                                VOTES
                                     FOR                               WITHHELD
William J. Dale                   5,495,522                             64,969
William F. Fruehling              5,495,552                             64,969
Christine Koenemann               5,495,552                             64,969
William M. Witherspoon            5,487,219                             73,302


     (iv) The appointment of independent accountants for the Company was approved. The votes cast were as follows:

  VOTES                           VOTES                              VOTES
   FOR                           AGAINST                           ABSTAINED
5,463,752                         22,663                            74,106

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