Form 10KSB
period 1997-11-30
WESTBRIDGE RESEARCH GROUP
filed 1998-03-16
CIK 750150

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended November 30, 1997
                                       OR
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                    1150 Joshua Way, Vista, California 92083
              (Address of principal executive office and zip code)
                                                      (760) 599-8855
                           (Issuer's Telephone number)
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $1,339,928.

     The aggregate market value of the voting and non-voting equity held by nonaffiliates of the registrant as of February 27, 1998, (computed by reference to the price at which the Common Stock was most recently sold) was approximately 1,914,091. This computation excludes a total of 189,347 shares held by certain executive officers and directors of Issuer who may be deemed to be affiliates of Issuer under applicable rules of the Securities and Exchange Commission.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

     As of February 27, 1998, there were 2,103,438 shares of theIssuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                  Transitional Small Business Disclosure Format

                                    Yes __  No X

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

Westbridge   Research  Group  was  incorporated  in  California  in  1982.  From inception, Westbridge Research Group and its wholly-owned subsidiary (hereinafter referred to collectively as the "Company") have been engaged in the development, manufacture and marketing of environmentally compatible products for the agriculture industry. The Company also produces a line of products which are used in the bioremediation of hazardous waste.

AGRICULTURE PRODUCTS

The Company's environmentally sensitive products include proprietary formulations based primarily on the use of microbial fermentations and plant extracts, micronutrient blends containing primary and complex secondary nutrients, as well as additional natural humates and natural substances with growth promoting activity.

Plant Growth Regulators

TRIGGRR(R) formulations are registered with the Environmental  Protection Agency
(EPA) as plant growth regulators. The active components of TRIGGRR(R) are "cytokinins" that affect rates of cell division and growth. TRIGGRR(R) is available in several product formulations including:

         o Soil TRIGGRR(R), a liquid product that is applied to the soil at the time of planting or as a side dress to stimulate early seedling vigor, improve root development, and improve stand.

         o Foliar TRIGGRR(R), which is applied as a liquid directly to plant foliage. The product has its primary use in stimulating root growth, promoting earlier and fuller flowering, and increasing seed set.


TRIGGRR products may be used with conventional farming practices and in combination with other agricultural chemicals, rendering them easy to apply and facilitating distribution. These products are inexpensive to use and produce yield increases sufficient to provide substantial increases in profits to the user.

The Company also manufactures and markets a nematode suppressant called SUPPRESS(R). SUPPRESS(R) does not kill the parasitic nematode directly, instead it interferes with the ability of the nematode to penetrate the plant roots. SUPPRESS(R) is composed of safe, nontoxic naturally occurring plant growth regulators which activate the plants natural defenses.

Fertilizers

Foliar SUNBURST(R) and Soil SUNBURST(R) are specialty micronutrient fertilizers manufactured and marketed by Westbridge. These products contain a non-plant growth regulator organic base and humic acids. The products are formulated for use on crops which benefit from foliar micronutrient sprays, where a particular crop is not included on the current TRIGGRR(R) label, or in cases where the use of TRIGGRR(R) is not appropriate. In addition, Westbridge has developed and markets a line of organic fertilizers under the name BioLink(R). These products meet current guidelines for fertilizers used in organic food and fiber production.

BIOREMEDIATION PRODUCTS

Westbridge environmental products include H4-502 and Sewage Treatment (ST-12), which are organic products formulated to control ammonia, alcohol and hydrogen sulfide odors safely and naturally. Bioremediation Nutrient Blends (the BNB product line) are bionutrient products that enhance compost maturity as well as accelerate the remediation of petroleum hydrocarbon contaminated sites. Cellulose Digester is designed to accelerate breakdown of stubble in low- or no-till farming operations.

FEED ADDITIVES

Animal feed additives include products derived from microbial fermentation and proteinated and chelated trace minerals that stimulate beneficial gastrointestinal microorganisms, thereby improving the animals digestion and conversion of feed to weight gain.

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

Research and development expenses for continuing operations for fiscal years 1997 and 1996, respectively, were $126,025 and $141,585.

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

In addition to the foregoing requirements, the Company's agricultural products must be approved by state authorities before distribution in a state. In some cases, this necessitates having to conduct field tests in the particular state to accumulate the necessary test data for registration. Soil TRIGGRR(R) and Foliar TRIGGRR(R) have been federally registered with the EPA. In addition, the Company has registered its products with certain appropriate state agencies and is pursuing registration in other states .

MARKETING

The Company uses a small number of key regional and national distributors for its U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company is dependent on three domestic customers whose purchases amounted to 49% of the Company's agricultural product sales in fiscal 1997. These domestic customers also represented 49% of the Company's agricultural product sales in 1996. The Company has also increased its foreign sales to 22% of agricultural product sales over 5% in 1996.

MANUFACTURING

All of the Company's proprietary formulations and finished products are manufactured at its Vista, CA facility.

The Company has improved its production capabilities which has allowed it to seek new opportunities in manufacturing liquid specialty and fertilizer products for other companies.

LICENSES

The Company has a license agreement with Westbridge Biosystems Ltd., a California limited partnership (the "Partnership"), for the base technology used in many of its products. Refer to Exhibit 10(o) Biosystems License Agreement, incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1989. On September 30, 1996, the Company and the Partnership amended the terms of the agreement. Under the terms of the amended agreement, the Company forgave its entire remaining note receivable balance of $195,942 from the Partnership in exchange for a restructuring of royalty fees and the term over which royalities are due the Partnership. Accordingly, the forgiven note balance has been recorded as prepaid royalties and is being amortized on a straight line basis over the term of the amended licensing agreement, through December 31, 2006. Under the amended licensing agreement, the Company is required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of Gross Sales. Refer to exhibit 10(u), amended Biosystems License Agreement, of the Company's Annual Report or Form 10-KSB for the fiscal year ended November 30, 1996.

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

EMPLOYEES

At November 30, 1997, the Company had 10 employees, 9 full-time, 1 part time. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

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

Rent expense for the years ending November 30, 1997 and 1996, net of sub-lease income, was $74,800 and $77,011, respectively.

The Company believes that its current facilities are adequate for its operations for the foreseeable future.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, and its property is not the subject of, any pending legal proceeding.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 17, 1997 the shareholders of the Company voted to execute a one-for-four reverse stock split. The reverse stock split was effective for shareholders of record on February 6, 1998. Per share amounts in this Form 10-KSB and the accompanying financial statements have been restated to give effect for the reverse stock split as if it occurred on December 1, 1995.

                                     PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

(a) Principal Market. There is no established public trading market for the single class of common equity outstanding.

(b) Approximate Number of Holders for Common Stock. The approximate number of record holders of Common Stock as of November 30, 1997, was 852.

(c) Dividends. The Company has paid no dividends. There are no contractual restrictions which materially limit the Company's present or future ability to pay dividends. The Company does not expect to pay dividends in the foreseeable future.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Fiscal Year 1997 Compared to Fiscal Year 1996

Total product sales were $1,333,878 in fiscal 1997 compared with $866,972 in fiscal 1996, an increase of 54%. The increase is attributable to an increase in foreign sales and new products being manufactured for an existing domestic customer. Prices for the Company's existing products remained stable during fiscal 1997. Production by gallons were 67,858 in 1997 and 42,166 in 1996, an increase of 61%.

Cost of sales as a percentage of total product sales amounted to 35% or $461,710 in fiscal 1997, as compared with 31% or $271,305 in fiscal 1996. The slight increase was primarily the result of increased raw material and labor costs.

Research and development expenses decreased by $15,560, or 11% in fiscal 1997 from $141,585 in fiscal 1996. This reduction is due to a decrease in salaries and wages attributable to the research and development function.

Selling expenses increased in relation to product sales for fiscal year 1997, representing 21% of product sales in fiscal 1997 versus 18% of product sales in fiscal 1996. The increased expenditures are a result of new sales personnel and expanded advertising.

General and administrative expenses decreased by 25% to $208,762 in fiscal 1997 from $276,307 in fiscal 1996, and decreased as a percentage of total product sales to 16% from 32% in fiscal 1996. The decrease was due primarily to a reduction in consulting fees, lease expenses and a reduction in moving expenses which were incurred in fiscal 1996.

Royalty expense decreased to $64,369 in fiscal 1997 from $574,821 in fiscal 1996. This decrease is due to the restructuring of the royalty arrangement in the amended license agreement dated September 30, 1996.

Interest expense increased to $26,206 for fiscal 1997, from $21,834 for fiscal 1996. This increase is primarily due to increases in accrued interest to related parties and capital lease obligations.

The net income for fiscal 1997 was $94,796 compared with a net loss of $924,133 in fiscal 1996. The increase in net income is primarily related to increased sales, a reduction in royalty expenses and a provision for bad debt and forgiveness of notes receivable recorded during fiscal 1996.

Fiscal Year 1996 Compared to Fiscal Year 1995

Total product sales were $866,972 in fiscal 1996 compared with $693,982 in fiscal 1995, an increase of 25%. The increase is attributable to the Company's focus in selecting and providing good technical support to distributors who are innovative and well placed in the industry. In addition, the Company expanded sales of its products on two new crops. Prices for the Company's existing products remained stable during fiscal 1996. Production by gallons were 42,166 in 1996 and 51,802 in 1995, a decrease of 19%. The decrease in production by 19% versus a 25% increase in sales was due to an increase in sales of the Company's higher priced products whereas in 1995 production included a large volume of toll manufactured products.

Cost of sales as a percentage of total product sales amounted to 31% or $271,305 in fiscal 1996, as compared with 45% or $312,809 in fiscal 1995. The decrease was the result of an increase in the sales mix of products with higher gross margins, and reduced overhead costs.

Research and development expenses decreased by $21,528, a decrease of 13% in fiscal 1996 from $163,113 in fiscal 1995. The decrease is due to a decrease in contract research and overhead costs.

Selling expenses decreased in relation to product sales for fiscal year 1996; representing 18% of product sales in fiscal 1996 versus 36% of product sales in fiscal 1995. The decreased expenditures are a result of reduced rent expense attributable to the sales function, reduced sales commissions, and a decline in consulting fees.

General and administrative expenses decreased by 36% to $276,307 in fiscal 1996 from $435,133 in fiscal 1995, and decreased as a percentage of total product sales to 32% from 63% in fiscal 1995. The decrease was due primarily to the reduction of legal fees from litigation settled in 1995, a reduction in rent attributable to the general and administrative function and a decline in consulting fees.

Royalty expenses represent royalties owed to Westbridge Biosystems, Ltd. from which the Company has licensed certain technology. This amount remained relatively the same in fiscal 1996 at $574,815 compared with $569,484 in fiscal 1995.

Interest expense was $21,834 in fiscal 1996, a decrease of 57% over fiscal 1995 which was $51,128. The decrease was due primarily to the reduction in outstanding indebtedness.

The net loss for fiscal 1996 was $921,733 compared with net income of $2,228,858 in fiscal 1995. Approximately $3,424,000 is related to the Company recognizing a gain in 1995 on notes receivable from Westbridge Biosystems Ltd. In addition, in fiscal 1996 the Company recorded a provision for bad debt associated with a long term receivable due from a foreign distributor. The account was collateralized by real property in Baja, Mexico which is pending foreclosure sale by a Mexican court.

Liquidity and Capital Resources

Net working capital decreased to $77,341 at November 30, 1997, due primarily to the notes payable to related parties becoming current during fiscal 1997.

Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.

                          ITEM 7. FINANCIAL STATEMENTS

                              WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORTS

                 For The Years Ended November 30, 1997 and 1996



                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORTS................................................

FINANCIAL STATEMENTS

      Consolidated Balance Sheets............................................

      Consolidated Statements of Operations .................................

      Consolidated Statements of Shareholders' Equity........................

      Consolidated Statements of Cash Flows..................................

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheet of Westbridge Research Group and Subsidiary (the "Company") as of November 30, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





Los Angeles, California                             PANNELL KERR FORSTER
January 27, 1998 (except for Note 14, as            Certified Public Accountants
     to which the date is February 6, 1998)         A Professional Corporation

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




PETERSON & CO.
San Diego, California
January 10, 1997

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           November 30, 1997 and 1996


                                                      ASSETS

                                                                     1997              1996
                                                                ---------------    ------------

Current assets:
      Cash and cash equivalents                                   $  251,781       $  115,719
      UAccounts receivable, less allowance for doubtful
         accounts of $206 and $4,473 in 1997 and 1996                191,036          128,442
      Inventories                                                     82,059           74,369
      Prepaid expenses and other current assets                       14,391           10,237
                                                                ---------------    -------------

                  Total current assets                               539,267          328,767
                                                                ---------------    -------------

Property and equipment, at cost:
      Machinery and equipment                                        164,890          119,135
      Office furniture and fixtures                                  251,627          244,340
                                                                ---------------    -------------

                                                                     416,517          363,475

      Less accumulated depreciation                                 (341,117)        (323,408)
                                                                ---------------    -------------

                  Net property and equipment                          75,400           40,067
                                                                ---------------    -------------

Long-term account receivable, net                                    130,000          130,000
Intangible assets, net                                               300,840          400,294
                                                                ---------------    -------------

                                                                 $ 1,045,507        $ 899,128
                                                                ===============    =============

          See accompanying notes to consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)
                           November 30, 1997 and 1996


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               1997             1996
                                                          --------------    ------------

Current liabilities:
      Accounts payable                                       $ 57,396         $ 17,844
      Accrued expenses                                         95,190           78,467
      Current portion of long term debt                        68,581           39,239
      Current portion of capital lease obligations              3,845            4,187
      Notes payable to related parties                        236,914             --
                                                          --------------    ------------

                  Total current liabilities                   461,926          139,737

Long-term debt                                                 26,067           80,619
Notes payable to related parties                                  --           220,423
Deferred rent                                                   1,284            5,137
Capital lease obligations, net of current portion              11,650            3,428
                                                          --------------    -------------

                  Total liabilities                           500,927          449,344

Commitments and contingencies (Notes 9,11 and 13)

Shareholders' equity:
      Preferred stock, 5,000,000 shares authorized,
         no shares outstanding in 1997 and 1996                   --               --
      Common stock, no par value, 9,375,000 shares
         authorized, 2,103,438 shares issued and
         outstanding in 1997 and 1996                       8,479,854        8,479,854
      Paid-in capital - warrants                               95,000           95,000
      Accumulated deficit                                  (8,030,274)      (8,125,070)
                                                         ---------------   --------------

                  Total shareholders' equity                  544,580          449,784
                                                         ---------------   --------------

                                                         $  1,045,507      $   899,128
                                                         ===============   ==============

          See accompanying notes to consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS For
                   The Years Ended November 30, 1997 and 1996

                                                                  1997             1996
                                                            --------------    ------------
Revenues:
      Agricultural product sales                             $  1,333,878     $  866,972
      Other revenue                                                 6,050            --
                                                            --------------    ------------

                                                                1,339,928        866,972
                                                            --------------    ------------
Costs and expenses:
      Cost of sales                                               461,710        271,305
      Research and development                                    126,025        141,585
      Selling                                                     284,003        160,573
      General and administrative                                  208,762        276,307
      Royalties                                                    64,369        574,815
      Amortization of processes and formulas                       80,338         80,338
      Provision for bad debt, long-term account receivable             --        196,270
      Forgiveness of notes receivable                                  --         80,948
                                                            ---------------   ------------

            Total costs and expenses                            1,225,207      1,782,141
                                                            ---------------   ------------

Income (loss) from operations                                     114,721       (915,169)

Other income (expense):
      Interest expense                                            (26,206)       (21,834)
      Interest income                                               8,587         11,892
      Other income                                                     94          3,378
                                                            ---------------   ------------

            Income (loss) before income taxes                      97,196       (921,733)

Provision for income taxes                                          2,400          2,400
                                                            ---------------   ------------

            Net income (loss)                               $      94,796     $ (924,133)
                                                            ===============   ============


Net income (loss) per common share                          $         .05     $     (.44)
                                                            ---------------   ------------

Weighted average common shares outstanding                      2,103,438      2,103,438
                                                            ===============   ============


          See accompanying notes to consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For The Years Ended November 30, 1997 and 1996


                                                           Paid-in
                                Common                     Capital   Accumulated
                                Stock          Amount     Warrants      Deficit      Total

Balance, November 30, 1995     2,103,438    $ 8,479,854   $ 95,000  $ (7,200,937)  $ 1,373,917

      Net loss                       --              --         --      (924,133)     (924,133)
                               ---------    -----------   --------  -------------  ------------

Balance, November 30, 1996     2,103,348      8,479,854     95,000    (8,125,070)      449,784

      Net income                      --             --         --        94,796        94,796
                               ----------   ------------  --------  -------------  ------------

Balance, November 30, 1997      2,103,438   $ 8,479,854   $ 95,000  $ (8,030,274)  $   544,580
                               ==========   ============  ========  =============  ============



          See accompanying notes to consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                   The Years Ended November 30, 1997 and 1996

                                                                                  1997               1996
                                                                            ---------------     --------------
Cash flows from operating activities:
      Net income (loss)                                                     $      94,796       $   (924,133)
      Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
            Notes receivable forgiven as payment for royalties                         --            571,635
            Bad debt recoveries                                                        --            (22,351)
            Depreciation and amortization                                         117,163            100,986
            Forgiveness of notes receivable                                            --             80,948
            Provision for bad debt, long-term
               account receivable                                                      --            196,270
      Changes in operating assets and liabilities:
            (Increase) in accounts receivable                                     (62,594)           (34,621)
            (Increase) decrease in inventories                                     (7,690)             2,166
            (Increase) decrease in prepaid expenses and
               other current assets                                                (4,154)             3,266
            Increase (decrease) in accounts payable                                39,552            (17,047)
            Increase (decrease) in accrued expenses                                16,723            (42,309)
            (Decrease) increase in deferred rent                                   (3,853)             5,137
                                                                            ---------------     --------------

                  Net cash flows provided by (used in)
                     operating activities                                         189,943            (80,053)
                                                                            ---------------     ---------------

Cash flows from investing activities:
      Purchase of property and equipment                                          (24,357)            (4,042)
      Proceeds from notes receivable                                                  --              99,552
                                                                            ----------------    --------------

                  Net cash flows provided by (used in)
                       investing activities                                       (24,357)            95,510
                                                                            ----------------    ---------------

Cash flows from financing activities:
      Borrowings on notes payable to related parties                               16,491            15,833
      Borrowings on long-term debt                                                  1,698                --
      Payments on long-term debt                                                  (40,493)          (32,056)
      Payments on capital lease obligations                                        (7,220)           (4,187)
                                                                            ----------------    ----------------

                  Net cash flows used in financing activities                     (29,524)             (20,410)
                                                                            ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                              136,062               (4,953)

Cash and cash equivalents at beginning of year                                    115,719              120,672
                                                                            -----------------   ----------------

Cash and cash equivalents at end of year                                    $     251,781       $      115,719
                                                                            =================   ================


          See accompanying notes to consolidated financial statements.


                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                   The Years Ended November 30, 1997 and 1996




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                    1997                1996
                                                                            -----------------    -----------------

Cash paid during the year for:
      Interest                                                              $           8,017    $          12,183
                                                                            =================    =================
      Income taxes                                                          $           2,400    $           2,400
                                                                            =================    =================

Supplemental disclosure of noncash investing and financing activities:

      Prepayment of royalties through forgiveness of notes
         receivable                                                         $              --    $         195,942
                                                                            =================    =================

      Note payable to related party assigned to non-related
         party                                                              $              --    $          27,408
                                                                            =================    =================

      Borrowing on long-term debt for machinery and
         equipment                                                          $          13,585    $              --
                                                                            =================    =================

      Borrowing on capital lease obligation for
         machinery and equipment                                            $          15,100    $              --
                                                                            =================    =================

          See accompanying notes to consolidated financial Statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997 and 1996


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Organization and Business

      Westbridge Research Group (the "Company") was incorporated in California on April 12, 1982 for the acquisition, research, development, manufacturing and marketing of biotechnological products in the agricultural and energy industries.

      New Accounting Standards

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings per share and diluted earnings per share.

      The Company is required to adopt the provisions of SFAS No. 128 beginning on December 1, 1997. Management does not believe the adoption of this standard will have a material effect on the financial statements.

      Principles of Consolidation

      The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiary Westbridge Agricultural Products. All significant intercompany transactions have been eliminated in consolidation.

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997 and 1996


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      Sales to Major Customers

      Sales to major agricultural domestic customers were 41% and 42% of fiscal 1997 and 1996 net agricultural product sales, respectively. During fiscal 1997, 22% of total sales were derived from aggregate foreign sales compared to 5% in 1996. A majority of the Company's domestic sales are concentrated in Washington, California, Arizona and Texas.

      Net Income (Loss) Per Share

      Net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period adjusted for the assumed conversion of dilutive stock options and warrants using the treasury stock method. In 1997 and 1996 the effects of warrants and stock options are not considered in the calculation as they are anti-dilutive.

      Fair Value of Financial Instruments

      The Company believes that the recorded values of its financial instruments approximates their fair value at the balance sheet date.

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997 and 1996


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Research and Development

      It is the Company's policy to expense research and development costs when incurred.

      Stock Based Compensation

      The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

      Companies that do not choose to adopt new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APBO) No. 25, but will be required to provide proforma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of the grant.

      The Company has adopted the disclosure provisions of SFAS No. 123 effective December 1, 1996. The Company has opted to follow the accounting provisions of APBO No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No.
      123.

      Management's calculation of the fair value of stock options under the provisions of SFAS No. 123 does not have a material effect on net income
      (loss) or net income (loss) per share for the years ended November 30, 1997 and 1996, respectively.

      Long Lived Assets

      In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of the impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of fiscal 1997. This adoption did not have a material effect on the financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997 and 1996


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - RESEARCH AND DEVELOPMENT AGREEMENTS

      In December 1982, the Company entered into a research and development agreement (the "First Agreement") with Westbridge Biosystems, Ltd. (the "Partnership") to develop biologically compatible products to decrease the cost of crop production, increase crop yields and improve soil quality through the use of naturally occurring microorganisms and synthesized and extracted organic polymers. In addition, the Company was to develop a family of drilling and completion fluids based on synthesized and extracted organic polymers.

      Under the terms of the agreement the partnership was required to fund research and development costs as follows:

         Cash                                                 $ 2,444,625
         1 year note, collected in prior years                  2,423,375
         12 year note, due December 31, 1994                   11,826,515
                                                              ------------
                                                               $16,694,515

      The 12 year note is full recourse to the Partnership and the general limited partners on a pro rata basis.

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997 and 1996


NOTE 2 - RESEARCH AND DEVELOPMENT AGREEMENTS (Continued)

      In October of 1985 the Company and the Partnership entered into a licensing agreement (the "Licensing Agreement") under which the Company acquired, on an exclusive world-wide basis, licensing of certain technologies in exchange for royalties as follows:

      1. An amount equal to ninety percent (90%) of applicable gross sales generated by the Company until all principal and interest has been paid by the Partnership on the 12-year note.

      2. Thereafter, an amount equal to ten percent (10%) of applicable gross sales generated by the Company until the aggregate of such payments is equal to the total of the limited partners' cash contributions during the two year period ended December 31, 1984. Subsequently, the Partnership will be entitled to a five percent (5%) royalty on applicable gross sales generated by the Company. This royalty obligation will remain in force as long as there remains a patent covering the formula or, if no patent is in effect, for 17 years.

      The balance of the 12 year note was entirely offset by deferred revenue until its maturity at December 31, 1994 at which time the Company recognized revenue of $3,424,430 representing the unpaid balance of $4,229,676 net of forgiven receivables of $805,246. Prior to that time revenue was recognized concurrent with cash collections or the payment of royalties under the Licensing Agreement. At November 30, 1995 the Partnership was in default on the note balance which totaled $948,077.

      During 1996 the Company applied royalties due to the Partnership totaling $571,635 to the note. Additionally, the Company received payments on the note totaling $99,552 and forgave $80,948 of the remaining balance. On September 30, 1996 the Company and the Partnership amended the terms of the Development Agreement and the Licensing Agreement. Under the terms of the amended agreements the Company forgave the entire remaining note receivable balance of $195,942 in exchange for a restructuring of the royalty fees and terms. Accordingly, the forgiven note balance has been recorded as prepaid royalties and is being amortized straight line over the term of the amended licensing agreement, through December 31, 2006. Under the amended licensing agreement the Company is required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of Gross Sales of products utilizing the licensed technologies.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997 and 1996



NOTE 3 - INVENTORIES

      Inventories consist of the following at November 30:

                                                       1997             1996
                                                  --------------    ------------

                  Raw materials                     $   61,320       $ 42,826
                  Finished goods                        20,739         31,543
                                                  --------------    ------------

                                                    $   82,059       $ 74,369
                                                  ==============    ============

      Certain of the Company's raw materials are obtained from a limited number of suppliers.


NOTE 4 - LONG-TERM ACCOUNT RECEIVABLE

      At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings. At November 30, 1997, the land is being held by a Mexican court pending foreclosure sale.

      The long term account receivable and related allowance for bad debt at November 30 is as follows:

                                                         1997           1996
                                                   -------------    -----------

          Long-term account receivable               $ 451,270      $ 451,270
          Allowance for doubtful long-term account    (321,270)      (321,270)
                                                   --------------   -----------

                                                     $ 130,000      $ 130,000
                                                   ==============   ===========

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997 and 1996



NOTE 5 - INTANGIBLE ASSETS

      Intangible assets are as follows as of November 30:

                                                     1997              1996
                                                -------------      -----------

          Purchased processes and formulas      $   3,097,369      $  3,097,369
          Prepaid royalties                           195,942           195,942
                                                --------------     ------------
                                                    3,293,311         3,293,311
          Accumulated amortization                 (2,992,471)       (2,893,017)
                                                 --------------    ------------

                                                $     300,840      $    400,294
                                                ==============     ============


NOTE 6 - ACCRUED EXPENSES

      Accrued expenses consist of the following at November 30:

                                                      1997                1996
                                                 ---------------   -------------

            Royalties - related party             $     1,051       $   1,055
            Accounting fees                            18,606          19,000
            Accrued vacation                           15,345          18,711
            Accrued bonuses                            21,705              --
            Accrued legal settlement                      --            3,176
            Warranty                                   18,705          18,705
            Sales commissions                          13,365           6,289
            Cooperator and scientific advisory fees     2,500           2,500
            Deferred rent, current portion              3,853           3,852
            Other                                          60           5,179
                                                  --------------   -------------

                                                   $   95,190       $  78,467
                                                  ==============    ============

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997 and 1996



NOTE 7 - LONG-TERM DEBT


                                                         1997            1996
                                                    -------------    -----------

   Note  payable to SBA  bearing  interest  at 10%,
   principal and interest payable  monthly at
   $3,400 for 60 months, maturing April 1, 1999.
   This note is collateralized by all assets of
   the Company.                                      $   52,260      $  92,450

   Note  payable to a bank bearing interest at 11.85%,
   principal and interest payable in monthly
   installments of $303 for 60 months, maturing
   December 1, 2002. This note is collateralized
   by a vehicle.                                         13,282             --

   Notes payable to an individual, with simple interest
   at 8%. Principal and accrued interest due at
   maturity in February 1998.  Amount includes
   accrued interest of $7,878 and $6,180 at
   November 30, 1997 and 1996, respectively.             29,106         27,408
                                                     ------------    -----------

                  Total long term debt                   94,648        119,858

                  Less:  Current portion                 68,581         39,239
                                                     ------------    -----------

                  Long term debt                       $ 26,067      $  80,619
                                                     ============    ===========


      Aggregate maturities of long term debt at November 30 are as follows:

                    Year Ended                               Amount

                       1998                                $   68,581
                       1999                                    17,239
                       2000                                     2,693
                       2001                                     3,030
                       2002                                     3,105
                                                           -----------

                                                           $   94,648
                                                           ===========

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997 and 1996



NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

      At November 30, notes payable to related parties were as follows:

                                                        1997           1996
                                                    ------------   ------------

   Notes payable  to various  related  parties  with
   simple  interest  at 8% collateralized by a
   subordinated  security interest in substantially
   all assets of the Company. Principal and accrued
   interest originally due at maturity in June 1995.
   Maturity  extended to February  1998.  Amounts
   include accrued  interest of $38,036 and $29,788
   at November 30, 1997 and 1996, respectively.      $  141,121      $  132,873

   Notes payable to related party with simple interest
   compounded annually at prime plus 1% which at November
   30, 1997 was 9.5%. Collateralized by a subordinated
   security interest in substantially all assets of the
   Company.  Principal  and  accrued  interest  due at
   maturity in June 1995.  Maturity  extended to
   February 1998.  Amounts include accrued interest of
   $45,793 and $37,550 at November 30, 1997 and 1996,
   respectively.                                         95,793         87,550
                                                    ------------    -----------

      Total notes payable to related parties            236,914        220,423

      Less: Current portion                             236,914             --
                                                    ------------   ------------

      Notes payable to related parties, long-term    $       --      $ 220,423
                                                   ============    ============


      Subsequent to year end, the Company began negotiating the extension of the maturity of the above related party obligations.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997 and 1996



NOTE 9 - CAPITAL LEASE OBLIGATIONS

      At November 30, 1997, future minimum lease payments under capitalized obligations were as follows:

               Fiscal Year                                       Amount

                  1998                                           $  6,525
                  1999                                              5,478
                  2000                                              5,478
                  2001                                              5,022
                                                                ----------

               Total minimum lease payments                        22,503
                  Less: Amount representing interest               (7,008)

               Present value of net minimum lease payments         15,495
                  Less: Current portion                            (3,845)

               Long-term portion                                $  11,650
                                                                ==========


NOTE 10 - STOCK OPTIONS AND WARRANTS

      During fiscal 1983 the Company established an employee incentive stock option plan ("the 1983 Plan") under which options to purchase an aggregate of 100,000 common shares may be granted to key employees of the Company. Stock options granted under the plan expire at the earlier of ten years from the date of grant or termination of employment. During 1994, the 1983 Plan was terminated and, accordingly, no further stock options can be granted under this plan. Stock options for the purchase of 12,750 shares at an exercise price of $6.00 per share remain outstanding and exercisable at November 30, 1997. These stock options expire if not exercised on or before November 5, 2000.

      During fiscal 1994 the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 shares of the Company's common stock may be granted to key employees and officers of the Company. Under the 1994 Plan, stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant. Options vest 40% upon grant and 12% each grant date anniversary until fully vested and expire at the earlier of ten years from that date of grant or 90 days after termination of employment.

      At November 30, 1997, a total of 28,750 shares remain reserved and available for future stock option grants under the 1994 Plan.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997 and 1996




NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

      A summary of the stock option activity under the 1983 and 1994 Plans is as follows:

                                                                      Weighted
                                                        Exercise       Average
                                         Stock          Price Per     Price Per
                                        Options           Share         Share

  Outstanding at November 30, 1995       57,500       $ .80-6.00       $  3.40
  Granted                                28,750              .50           .50
  Expired or canceled                    34,500         .80-6.00          1.67
  Exercised                                 --               --            --
                                      ----------     -----------     ----------

  Outstanding at November 30, 1996       51,750         .50-6.00          2.94
  Granted                                50,000              .50           .50
  Expired or canceled                    17,750       .50 - 6.00          3.68
  Exercised                                 --               --            --
                                      -----------    -----------     ----------

  Outstanding at November 30, 1997       84,000       $ .50-6.00       $  1.33
                                      ===========    ===========     ==========

  Vested stock options at
     November 30, 1997                   48,900
                                      ===========



      During fiscal 1995 the Company granted non-qualified stock options to acquire 50,000 shares at $.50 per share to its President. The options immediately vest upon grant and expire in September 2000. All of these options remain outstanding and exercisable at November 30, 1997.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997 and 1996


NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

      During fiscal 1996 the Company granted non-qualified stock options to acquire 24,000 shares at $.50 per share to a consultant. The options immediately vest upon grant and are outstanding and exercisable at November 30, 1997. A summary of these stock options is as follows:

             Stock            Exercise Price         Expiration
            Options            Per Share                Date

             8,000             $  .50               March 31, 2001
             8,000                .50               June 30, 2001
             8,000                .50               September 30, 2001

      At November 30, 1997 the Company has warrants outstanding to purchase shares of its stock as follows:

            Number of          Exercise Price         Expiration
              Shares             Per Share               Date

              60,000            $   .40               January 2001
              37,500               6.00               April 1999

      At November 30, 1997 all of the warrants are fully vested and exercisable.


NOTE 11 - COMMITMENTS

      The Company leases its facilities under a non-cancelable operating lease that expires March 31, 1999. The lease agreement contains provisions for two months free rent as well as specified annual increases in the monthly rent. Rent is being expensed on a straight line basis over the term of the lease.

      Minimum future obligations for non-cancelable operating leases as of November 30, 1997 are as follows:

                     1998                       $ 77,020
                     1999                         25,800
                                                ----------
                                                $102,820

      Rent expense for the years ending November 30, 1997 and 1996, net of sub-lease income, was $74,800 and $77,011, respectively.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997 and 1996


NOTE 12 - INCOME TAXES

      At November 30, 1997, the Company has a federal income tax net operating loss carryforward of approximately $4,628,000 and a California tax net operating loss carryforward of approximately $2,256,000. The net operating loss carryforwards expire through the year 2011.

      At November 30, 1997, the Company has investment and research and development tax credit carryforwards of approximately $72,000 for federal income tax and financial reporting purposes. These credits expire through the year 2000. The Company accounts for its tax credits under the flow through method.

      Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period. Management has not completed an analysis in order to determine whether a cumulative change in ownership of more than 50% has occurred within any three year period.


NOTE 13 - LITIGATION

      During June 1994, a lawsuit was filed against the Company for a commission due based on the anticipated merger of the Company and another company, which never took place. During 1995, a judgement was awarded one of the plaintiffs for $20,000 and the other plaintiff settled with the Company for $10,000. The Company was also obligated to pay approximately $19,000 for legal fees and court fees paid by the plaintiff. At November 30, 1996, $3,176 relating to this settlement is included in accrued expenses.


NOTE 14 - SUBSEQUENT EVENT

      On July 17, 1997 the shareholders of the Company voted to execute a one-for-four reverse stock split. The reverse stock split was effective for shareholders of record on February 6, 1998. Per share amounts in the accompanying financial statements have been restated to give effect for the reverse stock split as if it occurred on December 1, 1995.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

During January 1998, the Company filed Form 8-K notifying a change in its independent auditors from Peterson & Company to Pannell, Kerr & Forrester.



                                    PART III

                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT

         The executive officers and directors of the Company, as of November 30, 1997, were as follows:

Name                           Principal Occupation and              Year First
                              Business Experience During               Became
                       Age       the Past Five Years                  Director

Christine Koenemann    44     Christine Koenemann was elected             1995
                              President and appointed as a
                              Director of the Company on
                              March 2,  1995.  She has  worked for
                              the Company for the past 14 years in
                              varying     positions      including
                              Operations   Manager,    Shareholder
                              Relations   Liaison,   Director   of
                              Administration,     and    Assistant
                              Treasurer.   She  attended   Indiana
                              University  School of  Business  and
                              worked in retail management for five
                              years.

William J. Dale        64    Mr. Dale, appointed a director of the        1995
                             Company in March 1995, is President
                             of Silverado Capital, Inc., a
                             San Diego based company engaged in
                             international Licensing and merchant
                             banking activities.  Since 1990
                             Silverado has been engaged in
                             international marketing of products
                             for the Company.  Prior to that, from
                             1980-1989, he was a partner in a San
                             Diego law firm where his area of practice emphasized corporate and securities law matters. Prior to that he had been a sole practitioner for two years, and for the eight years prior to that he was general counsel for an agricultural management company with cattle, ranches and orchards under management. Mr. Dale received a B.A. degree in Economics from Allegheny College in 1955 and a LL.B.
                             degree from the University of Pennsylvania in 1962. From 1955 to 1959 he was a U.S.
                             Naval Aviator.

William M. Witherspoon 56    Mr. Witherspoon was appointed to the Board   1995
                             of Directors in August 1995, and he was
                             elected Chairman at that time.  Mr.
                             Witherspoon was a founder of Westbridge
                             Research Group. From 1982 until 1989 he served as Chairman of the Board of Directors.
                             Prior to and after founding Westbridge,
                             he was a principal of Witherspoon and Town, a firm that engaged in starting and providing capital for real estate, agricultural and marketing businesses. For the past nine years, he worked as the owner of Firstlight
                             Productions, an art production and marketing company. Mr. Witherspoon holds a B.A. degree from Reed College and a M.A. from MERU.


William Fruehling      57    Mr.Fruehling was appointed  to the Board     1997
                             of Directors in April 1997.  Mr. Fruehling
                             is the   founder   and   President   of
                             Fruehling   Communications,   a  San
                             Diego based  advertising  and public
                             relations  company  which focuses on
                             Western  and  Sunbelt   agriculture.
                             Prior    to    starting    Fruehling
                             Communications, Mr. Fruehling worked
                             extensively   in   the   Advertising
                             industry      with     regard     to
                             agribusiness.  He managed The Elanco
                             Products  Crop  Protection  Chemical
                             account in the  Southern and Western
                             United   States,   as  well  as  the
                             Monsanto   Account  with  regard  to
                             Hybrid  Seed  Corn,   for  Creswell,
                             Munsell,  Fultz &  Zirbel  in  Cedar
                             Rapids, Iowa.

Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid in fiscal 1997:

 Name of Individual       Capacities in which                  Aggregate
or Identity of Group    Remuneration is Received             Remuneration

Christine Koenemann           President                       $  57,500

All Executive Officers                                        $  57,500
as a group (1 person)

For each year of service, each independent director receives stock options, with exercise prices equal to the fair market value on the date of grant, in an amount such that the aggregate exercise price of the options equals $5,000.00 for their services as directors.

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

The Option Plan provided for the granting of options to full-time salaried officers and employees to purchase shares of Common Stock at prices per share which must not be less than 100% of the fair market value of the Common Stock subject thereto at the time each option is granted. Options granted under the Option Plan expire not later than five (5) years from the date of grant. The selection of individuals and the setting of the terms and provisions of the options received by them are determined by the Board of Directors (the "Board") or the Executive Committee. No option can be granted to an individual who will, immediately prior or immediately after the option is granted, own directly or indirectly more than 10% of the Company's outstanding Common Stock. Options are non-transferable by the optionee. Under this plan, an aggregate of 100,000 shares of Common Stock may be issued. As of November 30, 1997, 175 shares have been issued under the plan, and 21,250 options are outstanding at $6.00 per share.

During 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 common shares may be granted at fair market value. During fiscal 1997 the Company granted options to acquire 50,000 shares at $0.50 per share to its President. At November 30, 1997, no shares had been issued under the 1994 Plan and 71,250 options at an exercise price of $0.50 per share were outstanding, of which 36,150 were exercisable. No options were exercised during the fiscal year ended November 30, 1997. These options expire through the fiscal year ended November 30, 2007.

During 1995, the Company granted nonqualified stock options to acquire 50,000 shares at $0.50 per share to its current President. The options expire September 2000. These options are currently exercisable.

During fiscal 1996 the Company granted non-qualified stock options to acquire 24,000 shares at $0.50 per share to a consultant. The options immediately vest upon grant and expire as follows:

          Stock               Exercise              Expiration
         Options               Price                   Date

         8,000                 $  .50              March 31, 2001
         8,000                    .50               June 30, 2001
         8,000                    .50          September 30, 2001

All of these options remain outstanding and exercisable at November 30, 1997.

Unrestricted Non-qualified Stock Options and Warrants

During the fiscal year ended November 30, 1991, the Company granted warrants to purchase 75,000 shares of Common Stock to Jack E. Dahl at an exercise price of $0.40 per share. Such warrants are vested 15,000 shares per year commencing January 10, 1992 through January 10, 1996 and expire five years after date of vesting. Subsequently, Mr. Dahl entered into an agreement with Warren Currier, who was then President of the Company, which was approved by the Board of Directors of the Company, whereby 60,000 of the warrants issued to Mr. Dahl, were transferred to Mr. Currier. The 15,000 warrants retained by Mr. Dahl expired during fiscal 1997.

In May, 1991, the Company initiated a private placement memorandum offering ("Offering") to Westbridge Biosystems Ltd.'s limited partners. Participating limited partners, representing 47.5 limited partnership units, purchased units at $15,000 each. The units included a note payable described in long term debt above. Each unit also included 2,000 warrants valued at $95,000, or $1.00 each. Aggregate warrants issued with the Offering were 380,000. During the year ended November 30, 1997, all of these warrants expired unexercised.


                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth certain information as of November 30, 1997, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

                         Amount and Nature    W/O Exercise
                           of Beneficial       Percent of          Percent of
Name of Beneficial Owner    Ownership          Class (2)            Class (3)
------------------------    ----------         ---------           ---------

Christine Koenemann         110,675 (1)            *                   3.6
1150 Joshua Way
Vista, CA  92083

Albert L. Good              182,300               8.7                  8.7
14550 Castle Rock Road
Salinas, CA  93908

Kenneth P. Miles            117,867               5.6                  5.6
8 Avenida Andra
Palm Desert, CA  92260

William M. Witherspoon      179,297               8.5                  8.5
PO Box 1735
Fairfield, IA  52556

Peter L. Salk                79,167               3.8                  3.8
7459 High Avenue
La Jolla, CA  92037

William J. Dale               9,375                 *                    *
1150 Joshua Way
Vista, CA  92083

All Directors & Officers    299,347               9.0                 13.7
as a Group (3 persons)

* less than 1%

(1) Consists of exercisable options to purchase 3,750 shares at $6.00 per share and 74,750 at $0 .50 per share.

(2) Calculated as if no options were exercised and 2,103,438 shares outstanding.

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

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None

                ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K.

(a)       The following financial statements of the Company are included in Item
          7:

Consolidated Balance Sheets at November 30, 1997 and 1996

                  Consolidated Statements of Operations for the
                 two years in the period ended November 30, 1997

             Consolidated Statements of Shareholders' Equity for the
                 two years in the period ended November 30, 1997

                  Consolidated Statements of Cash Flows for the
                 two years in the period ended November 30, 1997

                   Notes to Consolidated Financial Statements.

(b) No Form 8-K was filed during the last quarter of the period covered by this report. The Company filed 8-K during January, 1998.

(c)       Exhibit filed herewith:

3(a) Articles of Incorporation and amendments thereto, incorporated by reference to Exhibit 3(a) to Registration Statement number 2-92261 on Form S-18 filed July 18, 1984.

3(b) Amendment to Articles of Incorporation as filed with the California Secretary of State on September 24, 1997.

3(c) Bylaws, incorporated by reference to Exhibit 3(b) to Registration Statement number 2-92261 on Form S-18 filed July 18, 1984

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

10(m) Westbridge Agrosystems Limited Exchange Agreement, incorporated by reference to Exhibit 10(o) filed with Post Effective Amendment Number 1 to the Registration Statement number 2-92261 on Form S18 filed December 26, 1989.

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

10(t) Property lease by and between Mitsui Fudosan (USA), Inc. and the Company, dated December 1, 1995, filed with the Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995.

10(u) Agreement dated as of October 1, 1996, by and between Westbridge Research Group and Westbridge Biosystems Limited filed with the Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.


10(v) Westbridge Research Group 1994 Incentive Stock Option Plan filed with the Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

10(w) Nonqualified Stock Option of Christine Koenemann, incorporated by reference to Exhibit 10(w) filed with the Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13,1998.

                                            Westbridge Research Group

                                            By: /s/
                                               --------------------------------
                                               Christine Koenemann, President
                                               Principal Executive Officer
                                               Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

            Signature                    Title                        Date

/s/ William M. Witherspoon
________________________________        Director                 March 13, 1998
William M. Witherspoon

/s/ Christine Koenemann
________________________________        President                March 13, 1998
Christine Koenemann

/s/ William J. Dale
________________________________        Director                 March 13, 1998
William J. Dale

/s/ William Fruehling
________________________________        Director                 March 13, 1998
William Fruehling

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