Form 10QSB
period 1998-02-28
WESTBRIDGE RESEARCH GROUP
filed 1998-04-09
CIK 750150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           NOTIFICATION OF LATE FILING


(Check One): __ Form 10-KSB __ Form 20-F __Form 11-K __ Form 10Q  x  Form N-SAR

         For Period Ended:          February 28, 1998

         [ ] Transition Report on Form 10-KSB [ ] Transition Report on Form 20-F
         [ ] Transition Report on Form 11-K [ x ] Transition Report on Form 10-Q
         [ ] Transition Report on Form N-SAR

         For the Transition Period Ended: _______________________________

Read Instruction (on back page) Before Preparing Form.  Please Print or Type.

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:



PART I - REGISTRATION INFORMATION

Full Name of Registrant:     Westbridge Research Group

Former Name, if applicable:

Address of Principal Executive Office (Street and Number):
1150 Joshua Way,
Vista, CA 92083

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effect or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed (Check box if appropriate).

_____ (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effect or expense;

_____ (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q or portion thereof will be filed on or before the fifth calendar day following that prescribed due date; and

_____ (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached, if applicable.

PART III - NARRATIVE

          State below in reasonable detail the reasons why the Form 10-K, 11-K, 10-Q, N-SAR, or the transition report, or portion thereof, could not be filed within the prescribed time period. (Attach Extra Sheets if Needed).

          Experiencing technical problems. Unable to complete 10-QSB by April 14, 1998. Will be able to file within fifteen days of due date.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

                  Christine Koenemann, President
                  (619) 599-8855

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter) period that the registrant was required to file such reports) been filed? If answer is no, identify reports:

         _x_ Yes     ___ No


(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

         ___ Yes     __x__ No

         If  so,  attach  an  explanation  of  the  anticipated   change,   both
         narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                            WESTBRIDGE RESEARCH GROUP
                   Name of Registrant as Specified in Charter

has caused this modification to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  April 9, 1998               By:  /s/ Tina Koenenmann
                                        --------------------------------------
                                        Tina Koenemann, President

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.


                                    ATTENTION

Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1000).