Form 10QSB
period 1998-02-28
WESTBRIDGE RESEARCH GROUP
filed 1998-04-17
CIK 750150

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter ended February 28, 1998

Commission file number 2-92261


                            WESTBRIDGE RESEARCH GROUP

-------------------------------------------------------------------------------

             California                                         95-3769474
---------------------------------                           -------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


           1150 Joshua Way
          Vista, California                                         92083
---------------------------------------                     -------------------
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number,
including area code:                                           (760) 599-8855
                                                            -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X     No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of February 28, 1998.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                              FEBRUARY 28,         NOVEMBER 30,
                                                 1998                 1997
                                              (unaudited)           (audited)
                                              -----------          -----------

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                  $  125,246           $   251,781
   Trade accounts receivable, less
     allowance for doubtful accounts of
     $206 and $206 respectively                  124,118               191,036
   Inventories                                   148,857                82,059
   Prepaid expenses and other
     current assets                               27,940                14,391
                                              ----------           -----------
     Total Current Assets                        426,161               539,267


PROPERTY AND EQUIPMENT                           427,395               416,517
   Less accumulated depreciation                [345,251]             [341,117]

          Net Property and Equipment              82,144                75,400


PROCESSES AND FORMULAS, net of accumulated
   amortization of $2,990,252 and
   $2,970,168 respectively                       107,116               127,200
PREPAID ROYALTY, net of accumulated
   amortization of $27,081 and $22,302
   respectively                                  168,861               173,640
LONG TERM ACCOUNTS RECEIVABLE, net               130,000               130,000
                                              ----------            ----------
    TOTAL ASSETS                              $  914,282            $1,045,507
                                              ==========            ==========






     See accompanying notes to consolidated condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                              FEBRUARY 28,         NOVEMBER 30,
                                                 1998                  1997
                                              (unaudited)           (audited)
                                              ------------         ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            $    87,997          $    57,396
  Notes payable - related parties                241,201              236,914
  Notes payable                                    29,530               29,106
  Accrued expenses                                 68,030               95,190
  Current portion of capital
    lease obligation                                3,308                3,845
  Current portion of long-term debt               40,352               39,475
                                              -----------         ------------
     TOTAL CURRENT LIABILITIES                    470,418              461,926


Long-term debt                                     15,315               26,067
Deferred rent                                         321                1,284
Capital lease obligations:
  net of current portion                            9,771               11,650
                                              -----------         ------------
      TOTAL LIABILITIES                           495,825              500,927


SHAREHOLDERS' EQUITY
   Preferred stock, 5,000,000 shares
      authorized, no shares outstanding
      in 1998 and 1997
   Common stock, no par value:
   Authorized 9,375,000 shares
   Issued and outstanding 2,103,438 shares      8,479,854            8,479,854

   Paid in Capital:  Warrants                      95,000               95,000
   Accumulated deficit                         [8,156,397]          [8,030,274]
                                              ------------          -----------
     TOTAL SHAREHOLDERS' EQUITY                   418,457              544,580
                                              ------------          -----------
     TOTAL LIABILITIES & SHAREHOLDERS'        $   914,282           $1,045,507
          EQUITY                              ============          ===========

     See accompanying notes to consolidated condensed financial statements.

                       WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                           THREE MONTHS
                                                        ENDED FEBRUARY 28
                                                   1998                  1997
NET SALES                                       $ 161,538             $ 272,662

COST OF SALES                                      66,427                68,468

GROSS PROFIT                                       95,111               204,194

OPERATING EXPENSES
    Research and development                       34,211                22,232
    Selling                                       100,530                52,284
    General and administration                     57,016                51,301
    Royalties                                      11,777                14,475
    Amortization of formula                        20,084                20,084

        TOTAL OPERATING EXPENSES                  223,618               160,376

    Operating (loss) income                      [128,507]               43,818

OTHER INCOME (EXPENSE)
    Interest expense                               [6,172]               [8,808]
    Interest income                                 2,226                   606
    Other income                                    6,330                 6,050

    Net (loss) income                           $[126,123]            $  41,666


Net (loss)income per common share                $   [.06]              $   .02

Weighted average common and common
equivalent shares outstanding                   2,103,438             2,103,438







     See accompanying notes to consolidated condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                  THREE MONTHS ENDED
                                          FEBRUARY 28,         FEBRUARY 28,
                                              1998                 1997
                                       ========================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net [loss] income                         $ [126,123]           $   41,666

Adjustments to reconcile net [loss]
income to net cash used in
operating activities:

Amortization of prepaid royalty                4,779                 4,779
Depreciation and amortization                 24,218                24,217

Changes in Operating Assets and Liabilities:

   Decrease (increase) in trade accounts
   receivable                                 66,918              [161,437]
   Increase in inventories                   [66,798]              [22,315]
   Increase in prepaid expenses              [13,549]               [4,977]
   Increase in accounts payable               30,601                59,679
   Decrease in accrued liabilities           [27,160]              [27,291]

Net cash used in operating activities       [107,114]              [85,679]

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment           [10,878]               [1,374]

Net cash used in investing activities        [10,878]               [1,374]

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                     [9,451]              [11,010]
Decrease in deferred rent                       [963]               [1,284]
Payments on capital lease obligation          [2,416]               [1,445]
Borrowings on notes payable-related
  parties                                      4,287                 8,217

Net Cash (used in) financing activities       [8,543]               [5,522]

DECREASE IN CASH                            [126,535]              [92,575]

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                  251,781               115,719

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                  $  125,246             $  23,144



     See accompanying notes to consolidated condensed financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A.    Basis of Presentation:

         The consolidated balance sheet as of February 28, 1998, the consolidated statement of operations for the three-month period ended February 28, 1998, and 1997, respectively, and the consolidated statements of cash flows for the three-month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1997 Annual Report on Form 10-KSB. The results of operations for the quarter ended February 28, 1998, are not necessarily indicative of the operating results for the full year.

   B.    Reclassification:

         Certain  amounts  on  the  November  30,  1997  consolidated  condensed
         statement   of   liabilities   and   shareholders'   equity  have  been
         reclassified to conform to the current period presentation.

   C.    Stock Split:

         On July 17, 1997 the shareholders of the Company voted to execute a one-for-four reverse stock split. The reverse stock split was effective for shareholders of record on February 6, 1998. Per share amounts in the accompanying financial statements have been restated to give effect for the reverse stock split as if it occurred on December 1, 1996.

   D.    Subsequent Events:

         None

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations:

         Net sales for the first quarter of fiscal 1998 were $161,538, representing a decrease of 41% over the same period in 1997. The decrease in net sales is due to a reduction in sales to foreign agricultural markets due to El Nino flooding.

         Cost of sales as a percentage of net sales increased to 42% for the quarter ended February 28, 1998 as compared with 26% for the same period in the prior year. This increase is due to the fact that few high margin products were sold during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997.

         Operating expenses for the three month period ended February 28, 1998 increased by 40% over the same period in the prior year. This increase is primarily due to an increase in selling expenses discussed below.

         Research and development expenses increased by $11,979, or 54% over the prior year's first quarter. This increase is due to an increase in the research and development staff, thereby increasing salaries and wages, and related expenses.

         Selling expenses as a percentage of net sales for the three month period ended February 28, 1998 were approximately 63% compared with 20% for the same period in the prior year. This increase is primarily due to an expansion in sales and marketing staff and advertising directed toward our domestic market, combined with a reduction in sales during the period, as discussed above.

         General and administrative expenses during the three month period ended February 28, 1998 increased by $5,715 or 12%, as compared with the same period in the prior year. This increase is primarily due to increased legal expenses incurred due to the reverse stock split of the companys' common stock.

         Net loss for the quarter ended February 28, 1998 was $126,123 or $.06 per common share compared with net income of $41,666, or $.02 per common share for the same period in the prior year. This decrease is due to a reduction in net sales combined with an increase in sales and marketing expenses as discussed above.

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

         Working capital was ($44,257) at February 28, 1998, down from $77,341 at November 30, 1997.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          A.    EXHIBITS
                None

          B.    REPORTS ON FORM 8-K

                The Company filed Form 8-K for a change in accountants during January 1998.

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




Date: April 17, 1998