Form 10QSB
period 1998-05-31
WESTBRIDGE RESEARCH GROUP
filed 1998-07-13
CIK 750150

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   Quarterly Report Under Section 13 of 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended May 31, 1998

commission file number 2-92261


                            WESTBRIDGE RESEARCH GROUP


-------------------------------------------------------------------------------



              California                                  95-3769474
--------------------------------------         --------------------------------
  (State or other jurisdiction or                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)
          1150 Joshua Way
      Vista, California 92083
---------------------------------------
(Address of principal executive office)

Registrant's telephone number, including                (760) 599-8855
area code:                                      -------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No _____.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value as of May 31, 1998.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                             MAY 31,                NOV. 30,
                                              1998                   1997
                                           (unaudited)             (audited)
                                        -----------------     -----------------

                                     ASSETS


CURRENT ASSETS
 Cash                                     $  187,111             $  251,781
 Trade accounts receivable, less
  allowance for doubtful accounts of
  $206 and $206 respectively                 249,923                191,036
 Inventories                                 105,595                 82,059
 Prepaid expenses and other current
  assets                                      26,002                 14,391
                                          ------------           -----------
          Total Current Assets               568,631                539,267

PROPERTY AND EQUIPMENT                       428,565                416,517
 Less accumulated depreciation              [349,385]              [341,117]
          Net Property and Equipment          79,180                 75,400
PROCESSES AND FORMULAS, net of
  accumulated amortization of $3,010,337
  and $2,970,168 respectively                 87,031                127,200
PREPAID ROYALTY, net of accumulated
 amortization of $31,860 and $22, 302
 respectively                                164,082                173,640
LONG TERM ACCOUNTS RECEIVABLE, net           130,000                130,000
                                          -----------            -----------
          TOTAL ASSETS                    $1,028,924             $1,045,507
                                          ===========            ===========



                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATE CONDENSED BALANCE SHEETS
                                   (Continued)

                                                 MAY 31,          NOV. 30,
                                                  1998              1997
                                               (unaudited)        (audited)
                                           ------------------- ----------------

                      LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
      Accounts payable                        $   48,738          $  57,396
      Notes payable - related parties            245,554            236,914
      Notes payable                               29,955             29,106
      Accrued expenses                            70,726             95,190
      Current portion of capital
        lease obligation                           3,131              3,845
      Current portion of long-term debt           36,129             39,475
                                              -----------        -----------

          TOTAL CURRENT LIABILITIES              434,233            461,926
Long-term debt                                    10,428             26,067
Deferred rent                                         --              1,284
Capital lease obligations:
      net of current portion                      10,957             11,650
                                               ----------         ----------

          TOTAL LIABILITIES                      455,618            500,927

SHAREHOLDERS' EQUITY
      Common stock, no par value:
      Authorized 9,375,000 shares
      Issued and outstanding 2,103,438
      shares                                   8,479,854          8,479,854

      Paid in Capital:  Warrants                  95,000             95,000
      Accumulated deficit                     [8,001,548]        [8,030,274]

          TOTAL SHAREHOLDERS' EQUITY             573,306            544,580
                                             ------------       ------------

          TOTAL LIABILITIES &
               SHAREHOLDERS' EQUITY           $1,028,924         $1,045,507
                                              ==========         ==========



                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                THREE MONTHS                               SIX MONTHS
                                                                ENDED MAY 31                              ENDED MAY 31
                                                           1998               1997                    1998              1997
                                                    ------------------------------------------------------------------------------
NET SALES                                                     $ 626,662        $  596,366               $ 788,200         $869,028
COST OF SALES                                                   220,890           171,068                 287,317          239,536
                                                             ----------       -----------             -----------      -----------
GROSS PROFIT                                                    405,772           425,298                 500,883          629,492
                                                             ----------       -----------             -----------       ----------
OPERATING EXPENSES
      Research and development                                   35,497            20,020                  69,708           42,252
      Selling                                                   105,357            72,834                 205,887          125,118
      General and administration                                 58,797            55,606                 115,813          106,907
      Royalties                                                  23,478            22,702                  35,255           37,117
      Amortization of formula                                    20,085            20,084                  40,169           40,169
                                                            -----------       -----------             -----------       ----------

          TOTAL OPERATING EXPENSES                               43,214           191,246                 466,832          351,623
                                                             ----------        ----------              ----------       ----------
      Operating income                                          162,558           234,052                  34,051          277,869

OTHER INCOME (EXPENSE)
      Interest expense                                          [8,492]           [6,855]                [14,664]         [15,663]
      Interest income                                               783               770                   3,009            1,376
      Other income                                                   --                --                   6,330            6,050
                                                          -------------    --------------           -------------     ------------

      Net income                                            $   154,849        $  227,967            $     28,726      $   269,632
                                                            ===========        ==========            ============      ===========

Net income per common share                             $           .07    $          .11         $           .01  $           .13
                                                        ===============    ==============         ===============  ===============

Weighted average common and common                           $2,103,438        $2,103,438              $2,103,438       $2,103,438
      equivalent shares outstanding                          ==========        ==========              ==========       ==========



                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                         MAY 31,                        MAY 31,
                                                                          1998                           1997
                                                                    -----------------  --------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   28,726                      $  269,632
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization of prepaid royalty                                                 9,558                           9,558
Depreciation and amortization                                                  48,437                          48,435
Changes in Operating Assets and Liabilities:
      Increase in trade accounts receivable                                  [58,887]                       [235,647]
      Increase in inventories                                                [23,536]                        [13,316]
      Increase in prepaid expenses                                           [11,611]                         [5,984]
      [Decrease] increase in accounts payable                                 [8,658]                          27,143
      Decrease in accrued liabilities                                        [24,464]                        [13,791]
                                                                        -------------                   -------------
Net cash used in provided by operating activities                            [40,435]                          86,030
                                                                        -------------                   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                           [12,048]                         [2,934]
                                                                        -------------                  --------------
Net cash (used in) investing activities                                      [12,048]                         [2,934]
                                                                        -------------                  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on notes payable                                              [18,985]                        [20,846]
      Decrease in deferred rent                                               [1,284]                         [1,926]
      Payments on capital lease obligations                                   [1,407]                         [2,141]
      Borrowings on notes payable and notes
      payable-related parties                                                   9,489                           9,028
                                                                         ------------                 ---------------
Net Cash used in financing activities                                        [12,187]                        [15,885]
                                                                          -----------                    ------------
[DECREASE] INCREASE IN CASH                                                  [64,670]                          67,211
CASH AT BEGINNING OF PERIOD                                                    51,781                         115,719
                                                                          -----------                     -----------
CASH AT END OF PERIOD                                                       $ 187,111                      $  182,930
                                                                            =========                      ==========


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         A.       Basic of Presentation:

                           The  consolidated  balance  sheet as of May 31, 1998,
                  the consolidated statement of operations for the six-month periods ended May 31, 1998, and 1997, respectively, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

                           Certain information and footnote disclosures normally
                  included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1997 Annual Report on Form 10-KSB. The results of operations for the quarter ended May 31, 1998, are not necessarily indicative of the operating results for the full year.

         B.       Reclassification:

                           Certain amounts on the November 30, 1997 consolidated
                  condensed statement of liabilities and shareholders' equity have been reclassified to conform to the current period presentation.

         C.       Stock Split:

                           On July 17,  1997  the  shareholders  of the  Company
                  voted to execute a one-for- four reverse stock split. The reverse stock split was effective for shareholders of record on February 6, 1998. Per share amounts in the accompanying financial statements have been restated to give effect for the reverse stock split as if it occurred on December 1, 1996.

         D.       Subsequent Events:

                           None.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations:

         Net sales for the three month period ended May 31, 1998 were $626,662, representing an increase of 5% from $596,366 for the same period in the prior year. For the six month period ended May 31, 1998, sales were $788,200, representing a decrease of 9% from $869,028 in the prior year. The three month increase is associated with an increase in existing customer sales as well as the add on of a new distributor and manufacturing of a new product. The six month decrease is due to negative weather conditions causing a reduction in sales of the Company's foreign markets as well as delayed planting of key crops in regions of the Company's domestic market.

         Cost of sales as a percentage of net sales increased to 35% for the quarter ended May 31, 1998 as compared with 29% for the same period in the prior year. For the six month period ended May 31, 1998, cost of sales as a percentage of net sales increased to 36% from 28% for the same period in the prior year. These increases resulted primarily from an increased percentage of lower margin products in the product sales mix.

         Operating expenses for the three and six month periods ended May 31, 1998 increased 27% and 33%, respectively, compared with the same periods in the prior year. These increases are primarily due to increases in selling expenses and research and development expenses discussed below.

         Research and development expenses as a percentage of net sales for the three and six month periods ended May 31, 1998 were 6% and 8%, respectively, compared with 3% and 5% for the same periods in the prior year. This increase is a result of an increase in the research and development staff, thereby increasing salaries and wages, and related expenses.

         Selling expenses as a percentage of net sales for the three and six month periods ended May 31, 1998 were 17% and 26%, respectively, compared with 12% and 14% for the same periods in the prior year. This increase is due to an expansion in the sales and marketing staff and increased advertising.

         General and administrative expenses in the three and six month periods ended May 31, 1998 increased by $3,191 or 6%, and $8,906 or 8%, respectively, when compared with the same periods in the prior year.

         Net income for the quarter ended May 31, 1998 was $154,849 or $.07 per common share compared with net income of $227,967, or $.11 per common share for the same period in the prior year. This decrease is the result of a decrease in net sales and an increase in selling expenses and research and development expenses.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


         Income taxes have not been provided for in the accompanying financial statements of operations due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources:

         The Company has no material commitments for capital expenditures.

         Working capital was $134,398 at May 31, 1998, up from $77,341 at November 30, 1997.

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


ITEM 1.           LEGAL PROCEEDINGS
                  None

ITEM 2.           CHANGES IN SECURITIES
                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.           OTHER INFORMATION
                  None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.       EXHIBITS
                           None

                  B.       REPORTS ON FORM 8-K
                           None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                                   SIGNATURES



         Pursuant tot he requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              WESTBRIDGE RESEARCH GROUP
                                              (Registrant)

                                              /s/ Christine Koenemann
                                              --------------------------------
                                              Christine Koenemann, President
                                              Principal Executive Officer
                                              Principal Financial Officer