Form 10QSB
period 1998-08-31
WESTBRIDGE RESEARCH GROUP
filed 1998-10-13
CIK 750150

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter ended August 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require- ments for the past 90 days. Yes X No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of August 31, 1998

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                               AUGUST 31,          NOVEMBER 30,
                                                 1998                  1997
                                              (unaudited)            (audited)
                                              -----------          ------------

                                     ASSETS

CURRENT ASSETS
   Cash                                       $  149,196           $   251,781
   Trade accounts receivable, less
    allowance for doubtful accounts of
    $206 and $206 respectively                   421,660               191,036
   Inventories                                   101,250                82,059
   Prepaid expenses and other
    current assets                                21,422                14,391
                                              -----------           -----------
             Total Current Assets                693,528               539,267


PROPERTY AND EQUIPMENT                           430,250               416,517
   Less accumulated depreciation                [362,106]             [341,117]
                                              -----------           -----------
             Net Property and Equipment           68,144                75,400


PROCESSES AND FORMULAS, net of accumulated
   amortization of $3,030,421 and
   $2,970,168 respectively                        66,947               127,200
PREPAID ROYALTY, net of accumulated
   amortization of $36,639 and $22,302
   respectively                                  159,303               173,640
LONG TERM ACCOUNTS RECEIVABLE, net               130,000               130,000
                                              -----------           -----------
    TOTAL ASSETS                              $1,117,922            $1,045,507
                                              ===========           ===========






                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                 AUGUST 31,        NOVEMBER 30,
                                                   1998                1997
                                                (unaudited)         (audited)
                                                -----------        ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                          $   107,983         $    57,396
   Notes payable - related parties                 249,907             236,914
     Notes payable                                  30,380              29,106
     Accrued expenses                               67,889              95,190
   Current portion of capital
       lease obligation                              3,572               3,845
   Current portion of long-term debt                26,969              39,475
                                                -----------         -----------
         TOTAL CURRENT LIABILITIES                 486,700             461,926


Long-term debt                                       9,631              26,067
Deferred rent                                           --               1,284
Capital lease obligations:
  net of current portion                             9,705              11,650
                                                -----------         -----------
      TOTAL LIABILITIES                            506,036             500,927


SHAREHOLDERS' EQUITY
   Common stock, no par value:
   Authorized 9,375,000 shares
   Issued and outstanding 2,103,438 shares       8,479,854           8,479,854

   Paid in Capital:  Warrants                       95,000              95,000
   Accumulated deficit                          [7,962,968]         [8,030,274]
                                                -----------         -----------
         TOTAL SHAREHOLDERS' EQUITY                611,886             544,580
                                                -----------         -----------
         TOTAL LIABILITIES & SHAREHOLDERS'      $1,117,922          $1,045,507
              EQUITY                            ===========         ===========








                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           THREE MONTHS                                NINE MONTHS
                                                          ENDED AUGUST 31                            ENDED AUGUST 31
                                                      1998               1997                     1998              1997
                                                    ===========================               ============================
NET SALES                                           $ 510,765        $ 349,915                $1,298,965        $1,218,943

COST OF SALES                                         232,436          148,873                   519,753           388,409
                                                    ----------       ----------               ----------        -----------
GROSS PROFIT                                          278,329          201,042                   779,212           830,534
                                                    ----------       ----------               ----------        -----------
OPERATING EXPENSES
      Research and development                         40,853           35,597                   110,561            77,849
      Selling                                          95,450           60,622                   301,337           185,740
      General and administration                       56,442           54,006                   172,255           160,913
      Royalties                                        20,442           16,539                    55,697            53,716
      Amortization of formula                          20,084           20,084                    60,253            60,253
                                                    ----------       ----------               ----------        -----------
         TOTAL OPERATING EXPENSES                     233,271          186,848                   700,103           538,471
                                                    ----------       ----------               ----------        -----------
      Operating income                                 45,058           14,194                    79,109           292,063

OTHER INCOME (EXPENSE)
      Interest expense                                 [6,869]          [6,551]                  [21,533]          [22,214]
      Interest income                                     391            1,819                     3,400             3,195
      Other income                                       --                100                     6,330             6,150
                                                    ----------       ----------               ----------        -----------
      Net income                                    $  38,580        $   9,562                $   67,306        $  279,194
                                                    ==========       ==========               ==========        ===========

Net income per common share                         $   .02          $   .01                  $   .04           $   .14
                                                    ==========       ==========               ==========        ===========


Weighted average common and common
equivalent shares outstanding                       2,103,438        2,103,438                 2,103,438         2,103,438
                                                    ==========       ==========               ==========        ===========










                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                   NINE MONTHS ENDED
                                                                             AUGUST 31,           AUGUST 31,
                                                                               1998                  1997
                                                                     ========================================

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                               $   67,306              $  279,194

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:

Amortization of prepaid royalty                                              14,337                  14,337
Depreciation and amortization                                                81,242                  72,653

Changes in Operating Assets and Liabilities:

      Increase in trade accounts receivable                                [230,624]               [187,355]
      Increase in inventories                                               [19,191]                [22,048]
      Increase in prepaid expenses                                           [7,031]                 [8,213]
      Increase in accounts payable                                           50,587                  27,236
      Decrease in accrued liabilities                                       [27,301]                 [8,121]
                                                                        ------------              ----------
Net cash [used in] provided by operating activities                         [70,675]                167,683
                                                                        ------------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                          [13,733]                 [9,850]
                                                                        ------------              ----------
Net cash used in investing activities                                       [13,733]                 [9,850]
                                                                        ------------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                                   [28,942]                [29,326]
Decrease in deferred rent                                                    [1,284]                 [2,890]
Payments on capital lease obligations                                        [2,218]                 [3,187]
Borrowings on notes payable and notes payable-
      related parties                                                        14,267                  13,607
                                                                        ------------              ----------
Net Cash used in financing activities                                       [18,177]                [21,796]
                                                                        ------------              ----------
[DECREASE] INCREASE IN CASH                                                [102,585]                136,037

CASH AT BEGINNING OF PERIOD                                                 251,781                 115,719
                                                                         -----------              ----------
CASH AT END OF PERIOD                                                    $  149,196               $ 251,756
                                                                         ===========              ==========

                     See accompanying notes to consolidated
                         condensed financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis of Presentation:

                  The consolidated balance sheet as of August 31, 1998, the consolidated statement of operations for the nine-month periods ended August 31, 1998, and 1997, respectively, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1997 Annual Report on Form 10-KSB. The results of operations for the quarter ended August 31, 1998, are not necessarily indicative of the operating results for the full year.

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

         None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

         Results of Operations:

                  Net sales for the three and nine-month periods ended August 31, 1998 were $510,765, and $1,298,965, representing increases of 46% and 7%, respectively, over the same periods in the prior year. This increase for the quarter ended August 31, 1998 is primarily due to the delayed sales in the second quarter being consummated in the third quarter.

         Cost of sales as a percentage of net sales increased to 46% for the quarter ended August 31, 1998 as compared with 43% for the same period in the prior year. For the nine month period ended August 31, 1998, cost of sales as a percentage of net sales increased to 40% from 32% for the same period in the prior year. These increases resulted primarily from an increased percentage of lower margin products in the product sales mix and an increase in raw material costs.

         Operating expenses for the three month and nine month periods ended August 31, 1998 increased by 25% and 30%, respectively, over the same periods in the prior year. These increases are primarily due to an increase in selling expenses and research and development expenses discussed below.

         Research and development expenses increased by $5,256, or 15% over the prior year's third quarter. Research and development expenses also increased $32,712, or 42% for the nine month period. These increases are a result of an increase in the research and development staff, thereby increasing salaries and wages, and related expenses attributed to research and development.

         Selling expenses as a percentage of net sales for the three and nine month periods ended August 31, 1998 were approximately 19% and 24%, respectively, compared with 18% and 16% for the same periods in the prior year. The nine month increase is the result of increased advertising and an increase in the sales and marketing staff during the 3rd quarter of fiscal 1997, thereby increasing the 1st and 2nd quarter totals over the prior year.

         General and administrative expenses in the three and nine month periods ended August 31, 1998 increased by $2,436 or 5%,

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

and $11,342 or 7%, respectively, when compared with the same periods in the prior year. This increase is primarily due to increased legal expense due to the reverse stock split and an increase in insurance expense.

         Net income for the quarter ended August 31, 1998 was $38,580 or $.02 per common share compared with net income of $9,562, or $.01 per common share for the same period in the prior year. This increase is primarily the result of an increase in net sales as discussed above.

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

         Working capital was $206,828 at August 31, 1998, up from $77,341 at November 30, 1997.

         Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.


Impact of Inflation

         The Company does not believe inflation has had a significant effect on its operations.


                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
             None

ITEM 2.      CHANGES IN SECURITIES
             None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

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


                                  WESTBRIDGE RESEARCH GROUP
                                  (Registrant)



                                  By: /s/ Christine Koenemann
                                     ------------------------------------------
                                     Christine Koenemann, President
                                     Principal Executive Officer
                                     Principal Financial Officer


Date: October 15, 1998