Form 10-K
period 1998-12-31
WESTBRIDGE RESEARCH GROUP
filed 1999-03-15
CIK 750150

                           SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB
(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended November 30, 1998
                                          OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 2-92261

                              WESTBRIDGE RESEARCH GROUP
                              -------------------------
                    (Name of Small Business Issuer in its Charter)

        California                                                95-3769474
        ----------                                                ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                     1150 Joshua Way, Vista, California  92083
                     -----------------------------------------
                 (Address of principal executive office and zip code)

                                    (760) 599-8855
                                    --------------
                             (Issuer's Telephone number)

             Securities registered pursuant to Section 12(b) of the Act:
                                         None

            Securities registered pursuant to Section 12(g) of the Act:
                                         None

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X    No
           ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:   $1,607,647.

     The aggregate market value of the voting and non-voting equity held by nonaffiliates of the registrant as of February 26, 1999, (computed by reference to the price at which the Common Stock was most recently sold) was approximately $1,914,091. This computation excludes a total of 189,347 shares held by certain executive officers and directors of Issuer who may be deemed to be affiliates of Issuer under applicable rules of the Securities and Exchange Commission.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

     As of February 26, 1999, there were 2,103,438 shares of the Issuer's Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE
                                        None.

                        Transitional Small Business Disclosure
                              Format Yes         No  X
                                         ---        ---

                                        PART I

                                  ITEM 1.  BUSINESS
GENERAL

     Westbridge Research Group was incorporated in California in 1982. From inception, Westbridge Research Group and its wholly-owned subsidiary (hereinafter referred to collectively as the "Company") have been engaged in the development, manufacture and marketing of environmentally compatible products for the agriculture industry. The Company also produces a line of products that are used in the bioremediation of hazardous waste.

AGRICULTURE PRODUCTS

     The Company's environmentally sensitive products include proprietary formulations based primarily on the use of microbial fermentations and plant extracts, micronutrient blends containing primary and complex secondary nutrients, as well as additional natural humates and natural substances with growth promoting activity.

PLANT GROWTH REGULATORS

     TRIGGRR-Registered Trademark- formulations are registered with the Environmental Protection Agency (EPA) as plant growth regulators. The active components of TRIGGRR-Registered Trademark- are "cytokinins" that affect rates of cell division and growth. TRIGGRR-Registered Trademark- is available in several product formulations including:

     - Soil TRIGGRR-Registered Trademark-, a liquid product that is applied to the soil at the time of planting or as a side dress to stimulate early seedling vigor, improve root development, and improve stand.

     - Foliar TRIGGRR-Registered Trademark-, which is applied as a liquid directly to plant foliage. The product has its primary use in stimulating root growth, promoting earlier and fuller flowering, and increasing seed set.

     TRIGGRR products may be used with conventional farming practices and in combination with other agricultural chemicals, rendering them easy to apply and facilitating distribution. These products are inexpensive to use and produce yield increases sufficient to provide substantial increases in profits to the user.

     The Company also manufactures and markets a nematode suppressant called SUPPRESS-Registered Trademark-. SUPPRESS-Registered Trademark- does not kill the parasitic nematode directly; instead it interferes with the ability of the nematode to penetrate the plant roots. SUPPRESS-Registered Trademark- is composed of safe, nontoxic naturally occurring plant growth regulators that activate the plants natural defenses.

FERTILIZERS

     Foliar SUNBURST-Registered Trademark- and Soil SUNBURST-Registered Trademark- are specialty micronutrient fertilizers manufactured and marketed by Westbridge. These products contain a non-plant growth regulator organic base and humic acids. The products are formulated for use on crops which benefit from foliar micronutrient sprays, where a particular crop is not included on the current TRIGGRR-Registered Trademark- label, or in cases where the use of TRIGGRR-Registered Trademark- is not appropriate. In addition, Westbridge has developed and markets a line of organic fertilizers under the name BioLink-Registered Trademark-. These products meet current guidelines for fertilizers used in organic food and fiber production.

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

FEED ADDITIVES

     Animal feed additives include products derived from microbial fermentation and proteinated and chelated trace minerals that stimulate beneficial gastrointestinal microorganisms, thereby improving the animals' digestion and conversion of feed to weight gain.

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

     Research and development expenses for continuing operations for fiscal years 1998 and 1997, respectively, were $144,013 and $126,025.

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

     In addition to the foregoing requirements, the Company's agricultural products must be approved by state authorities before distribution in a state. In some cases, this necessitates having to conduct field tests in the particular state to accumulate the necessary test data for registration. Soil TRIGGRR-Registered Trademark- and Foliar TRIGGRR-Registered Trademark-have been federally registered with the EPA. In addition, the Company has registered its products with certain appropriate state agencies and is pursuing registration in other states.

MARKETING

     The Company uses a small number of key regional and national distributors for its U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company is dependent on two domestic customers whose purchases amounted to 51% of the Company's agricultural product sales in fiscal 1998. Sales to major domestic customers amounted to 41% in 1997.

MANUFACTURING

     All of the Company's proprietary formulations and finished products are manufactured at its Vista, CA facility.

     The Company has improved its production capabilities which has allowed it to seek new opportunities in manufacturing liquid specialty and fertilizer products for other companies.

LICENSES

     The Company has a license agreement with Westbridge Biosystems Ltd., a California limited partnership (the "Partnership"), for the base technology used in many of its products. Refer to Exhibit 10(o) Biosystems License Agreement, incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1989. On September 30, 1996, the Company and the Partnership amended the terms of the agreement. Under the terms of the amended agreement, the Company forgave its entire remaining note receivable balance of $195,942 from the Partnership in exchange for a restructuring of royalty fees and the term over which royalities are due the Partnership. Accordingly, the forgiven note balance has been recorded as prepaid royalties and is being amortized on a straight-line basis over the term of the amended licensing agreement, through December 31, 2006. Under the amended licensing agreement, the Company is required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of Gross Sales. Refer to exhibit 10(u), amended Biosystems License Agreement, of the Company's Annual Report or Form 10-KSB for the fiscal year ended November 30, 1996.

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

EMPLOYEES

     At November 30, 1998, the Company had 10 employees, 9 full-time, 1 part time. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

                              ITEM 2.  PROPERTIES

     The Company's principal executive office is located at 1150 Joshua Way, Vista, California 92083. This facility consists of 9,515 square feet and is used for offices, a laboratory and the production and storage of agricultural products and materials. The Company leases these facilities under a lease
that expires in March 1999.   During February, 1999, the Company exercised
its option to extend this lease through March, 2000. Rent is being expensed on a straight-line basis over the term of the lease.

     Rent expense for the years ending November 30, 1998 and 1997, net of sub-lease income, was $77,020 and $74,800, respectively.

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

(b) APPROXIMATE NUMBER OF HOLDERS FOR COMMON STOCK. The approximate number of record holders of Common Stock as of November 30, 1998, were 852.

(c) DIVIDENDS. The Company has paid no dividends. There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends. The Company does not expect to pay dividends in the foreseeable future.



                      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     Total product sales were $1,607,647 in fiscal 1998 compared with $1,333,878 in fiscal 1997, an increase of 21%. The increase is attributable to an increase in environmental product sales and new products being manufactured for an existing domestic customer. Prices for the Company's existing products remained stable during fiscal 1998. Production by gallons were 98,112 in 1998 and 67,858 in 1997, an increase of 45%.

     Cost of sales as a percentage of total product sales amounted to 38% or $603,459 in fiscal 1998, as compared with 35% or $461,710 in fiscal 1997. The increase was primarily the result of increased raw material and labor costs.

     Research and development expenses increased by $17,988, or 14% in fiscal 1998 from $126,025 in fiscal 1997. This increase is due to an increase in salaries and wages attributable to the research and development function.

     Selling expenses increased in relation to product sales for fiscal year 1998, representing 25% of product sales in fiscal 1998 versus 21% of product sales in fiscal 1997. The increased expenditures are a result of new sales personnel and expanded advertising.

     General and administrative expenses increased by 17% to $244,293 in fiscal 1998 from $208,762 in fiscal 1997. The increase was due primarily to increased legal expenses associated with the reverse stock split and stock transfer agent fees.

     Royalty expense increased to $71,016 in fiscal 1998 from $64,369 in fiscal 1997. This increase is due to increased sales in 1998.

     Interest expense increased to $28,671 for fiscal 1998, from $26,206 for fiscal 1997. This increase is primarily due to increases in accrued interest to related parties and capital lease obligations.

     The net income for fiscal 1998 was $53,595 compared with net income of $94,796 in fiscal 1997. The decrease in net income is primarily related to higher expenses associated with additional staffing and sales of products with lower margins.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital increased to $369,566 at November 30, 1998, due primarily to the extension of notes payable to related parties making them non-current .

     Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.

YEAR 2000

     The Company has completed its Year 2000 assessment and believes that it is Year 2000 compliant on internal hardware and software. The Company is still in the process of contacting major customers and vendors to assess their status as to Year 2000 compliance. The Company expects that this process will be completed in the first half of fiscal 1999. As of November, 1998, it was anticipated that additional hardware, software, and consulting costs to become Y2K compliant would be $20,000. Once this process is completed, however, there is no assurance that service interruptions will not occur from vendors, suppliers or service providers, including financial institutions or governments. The Company believes that alternative suppliers exist and, therefore, if services are interrupted from suppliers, the situation should be temporary.

                            ITEM 7.  FINANCIAL STATEMENTS

     Exhibit A, "Consolidated Financial Statements and Independent Auditor's Report" is incorporated herein by reference.

                ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During January 1998, the Company filed Form 8-K notifying a change in its independent auditors from Peterson & Company to Pannell Kerr Forster.

PART III

                  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                 AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                                 OF THE EXCHANGE ACT

     The executive officers and directors of the Company, as of November 30, 1997, were as follows:

  NAME                 AGE             PRINCIPAL OCCUPATION AND BUSINESS                          YEAR FIRST
  ----                 ---           EXPERIENCE DURING THE PAST FIVE YEARS                      BECAME DIRECTOR
                                    --------------------------------------                      ---------------
Christine Koenemann     45    Christine Koenemann was elected President                               1995
                              and appointed as a Director of the Company on
                              March 2, 1995.  She has worked for the Company
                              for the past 14 years in varying positions including
                              Operations  Manager, Shareholder Relations Liaison,
                              Director of Administration, and Assistant Treasurer.
                              She attended Indiana University School of Business
                              and worked in retail management for five years.

William J. Dale         65    Mr. Dale, appointed a director of the Company in                        1995
                              March 1995, is President of Silverado Capital, Inc., a
                              San Diego based company engaged in international
                              Licensing and merchant banking activities.  Since
                              1990 Silverado has been engaged in international
                              marketing of products for the Company.  Prior to
                              that, from 1980-1989, he was a partner in a San
                              Diego law firm where his area of practice emphasized
                              corporate and securities law matters.  Prior to that
                              he had been a sole practitioner for two years, and
                              for the eight years prior to that he was general
                              counsel for an agricultural management company
                              with cattle, ranches and orchards under management.
                              Mr. Dale received a B.A. degree in Economics from
                              Allegheny College in 1955 and a LL.B. degree from
                              the University of Pennsylvania in 1962.  From 1955
                              to 1959 he was an U.S. Naval Aviator.

William M. Witherspoon  57    Mr. Witherspoon was appointed to the Board of                          1995
                              Directors in August 1995, and he was elected
                              Chairman at that time.  Mr. Witherspoon was a founder
                              of Westbridge Research Group.  From 1982 until
                              1989 he served as  Chairman of the Board of
                              Directors.  Prior to and after founding Westbridge,
                              he was a principal of Witherspoon and Town, a firm
                              that engaged in starting and providing capital for
                              real estate, agricultural and marketing businesses.
                              For the past nine years, he worked as the owner of
                              Firstlight Productions, an art production and marketing
                              company.  Mr. Witherspoon holds a B.A. degree from
                              Reed College and an M.A. from MERU.



William Fruehling       58    Mr. Fruehling was appointed to the Board of Directors                 1997
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


                          ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate remuneration paid in fiscal 1998:

     Name of Individual            Capacities in which            Aggregate
     or Identity of Group          Remuneration is Received       Remuneration
     --------------------          ------------------------       ------------
     Christine Koenemann           President                      $ 60,000

     All Executive Officers                                       $ 60,000
     as a group (1 person)

     For each year of service, each independent director receives stock options, with exercise prices equal to the fair market value on the date of grant, in an amount such that the aggregate exercise price of the options equals $5,000.00 for their services as directors.

     During fiscal 1997 and 1998 the Company granted non-qualified stock options to acquire 20,000 and 13,750 shares, respectively at $0.50 and $1.00 per share, respectively, to members of the Board of Directors. The options immediately vest upon grant and expire December 2001 and 2002, respectively. All of these options remain outstanding and exercisable at November 30, 1998.

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

     The Option Plan provided for the granting of options to full-time salaried officers and employees to purchase shares of Common Stock at prices per share which must not be less than 100% of the fair market value of the Common Stock subject thereto at the time each option is granted. Options granted under the Option Plan expire not later than five (5) years from the date of grant. The selection of individuals and the setting of the terms and provisions of the options received by them are determined by the Board of Directors (the "Board") or the Executive Committee. No option can be granted to an individual who will, immediately prior or immediately after the option is granted, own directly or indirectly more than 10% of the Company's outstanding Common Stock. Options are non-transferable by the optionee. Under this plan, an aggregate of 100,000 shares of Common Stock may be issued. As of November 30, 1998, 175 shares have been issued under the plan, and 8,500 options are outstanding at $6.00 per share.

     During 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 common shares may be granted at fair market value. During fiscal 1997 the Company granted options to acquire 50,000 shares at $0.50 per share to its President. At November 30, 1998, no shares had been issued under the 1994 Plan and 81,250 options at an exercise price between $0.50 and $1.00 per share were outstanding, of which 48,700 were exercisable. No options were exercised during the fiscal year ended November 30, 1998. These options expire through the fiscal year ended November 30, 2008.

     During 1995, the Company granted nonqualified stock options to acquire 50,000 shares at $0.50 per share to its current President. The options expire September 2000. These options are currently exercisable.

     During fiscal 1996 and 1997 the Company granted non-qualified stock options to acquire 40,000 shares at $0.50 per share to a consultant. The options immediately vest upon grant and expire as follows:

           Stock                Exercise                 Expiration
          Options                 Price                      Date
          -------               --------                 ----------
           8,000                $   .50                March 31, 2001
           8,000                    .50                June 30, 2001
           8,000                    .50                September 30, 2001
           8,000                    .50                December 31, 2001
           8,000                    .50                March 31, 2002

All of these options remain outstanding and exercisable at November 30, 1998.

                 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                OWNERS AND MANAGEMENT

     The following table sets forth certain information as of November 30, 1998, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

                                                                      W/O Exercise
                                        Amount and Nature of           Percent of          Percent of
         Name of Beneficial Owner       Beneficial Ownership            Class(4)            Class (5)
         ------------------------       --------------------          ------------         ----------
         Christine Koenemann                  108,750 (1)                  *                   3.8
         1150 Joshua Way
         Vista, CA  92083

         Albert L. Good                       182,300                     8.7                    8.7
         14550 Castle Rock Road
         Salinas, CA  93908

         Kenneth P. Miles                     117,867                     5.6                    5.6
         8 Avenida Andra
         Palm Desert, CA  92260

         William M. Witherspoon (2)           194,297                    8.5                    9.1
         PO Box 1735
         Fairfield, IA  52556

         Peter L. Salk                         79,167                    3.8                    3.8
         7459 High Avenue
         La Jolla, CA  92037

         William J. Dale (3)                   24,375                     *                     1.1
         1150 Joshua Way
         Vista, CA  92083

         All Directors & Officers             331,172                    9.0                  13.8
           as a Group (4 persons)

         * less than 1%

(1) Consists of exercisable options to purchase 2,500 shares at $6.00 per share and 81,500 at $0.50 per share.

(2) Consists of exercisable options to purchase 10,000 shares at $0.50 per shares and 5,000 shares at $1.00 per share.

(3) Consists of exercisable options to purchase 10,000 shares at $0.50 per shares and 5,000 shares at $1.00 per share.

(4) Calculated as if no options were exercised and 2,103,438 shares outstanding.

(5) Calculated as if only that (those) shareholder's(s') options/warrants exercisable within 60 days were exercised and no other options/warrants were exercised.

               ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                         None


               ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                                AND REPORTS ON FORM 8-K.

(a)  1.   The following financial statements of the Company are included in
          Item 7:

          Consolidated Balance Sheets at November 30, 1998 and 1997

          Consolidated Statements of Operations for the two years in the period ended November 30, 1998

          Consolidated Statements of Shareholders' Equity for the two years in the period ended November 30, 1998

          Consolidated Statements of Cash Flows for the two years in the period ended November 30, 1998

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

                                     SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12,1999.

                                   WESTBRIDGE RESEARCH GROUP

                                   By /s/ Christine Koenemann
                                      ---------------------------------
                                      Christine Koenemann, President
                                      Principal Executive Officer
                                      Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:


            SIGNATURE                   TITLE              DATE
            ---------                   -----              ----
/s/ William M. Witherspoon
--------------------------------       Director        March 12, 1999
William M. Witherspoon

/s/ Christine Koenemann
--------------------------------       President       March 12, 1999
Christine Koenemann

/s/ William J. Dale
--------------------------------       Director        March 12, 1999
William J. Dale

/s/ William Fruehling
--------------------------------       Director        March 12, 1999
William Fruehling


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

                             WESTBRIDGE RESEARCH GROUP
                                   AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL STATEMENTS
                          AND INDEPENDENT AUDITOR'S REPORT

                   For The Years Ended November 30, 1998 and 1997

                              WESTBRIDGE RESEARCH GROUP
                                    AND SUBSIDIARY



                                  TABLE OF CONTENTS
INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . . . .     F-1

FINANCIAL STATEMENTS

   Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . .  F-2 - F-3

   Consolidated Statements of Operations . . . . . . . . . . . . . . . . .     F-4

   Consolidated Statements of Shareholders' Equity . . . . . . . . . . . .     F-5

   Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . .  F-6 - F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . .  F-8 - F-21


                             INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the "Company") as of November 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

San Diego, California                  PANNELL KERR FORSTER
January 29, 1999                       Certified Public Accountants
                                       A Professional Corporation

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           November 30, 1998 and 1997

                                     ASSETS
                                     ------
                                                                 1998                 1997
                                                              -----------         -----------
Current assets:
      Cash and cash equivalents                               $   249,729         $   251,781
      Accounts receivable, less allowance for doubtful
         accounts of $206 in 1998 and 1997                        296,312             191,036
      Inventories                                                 101,952              82,059
      Prepaid expenses and other current assets                    15,651              14,391
                                                              -----------         -----------

                  Total current assets                            663,644             539,267
                                                              -----------         -----------

Property and equipment, at cost:
      Machinery and equipment                                     184,528             164,890
      Office furniture and fixtures                               258,240             251,627
                                                              -----------         -----------

                                                                  442,768             416,517

      Less accumulated depreciation                              (370,515)           (341,117)
                                                              -----------         -----------

                  Net property and equipment                       72,253              75,400
                                                              -----------         -----------

Long-term account receivable, net                                 130,000             130,000
Intangible assets, net                                            201,387             300,840
                                                              -----------         -----------

                                                              $ 1,067,284         $ 1,045,507
                                                              -----------         -----------
                                                              -----------         -----------

          See accompanying notes to consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)
                           November 30, 1998 and 1997


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                              1998                 1997
                                                           -----------         -----------
Current liabilities:
      Accounts payable                                     $    69,791         $    57,396
      Accrued expenses                                          65,406              95,190
      Current portion of long term debt                         48,203              68,581
      Current portion of capital lease obligations               5,844               3,845
      Notes payable to related parties                         104,834             236,914
                                                           -----------         -----------

                  Total current liabilities                    294,078             461,926

Long-term debt                                                   8,979              26,067
Notes payable to related parties                               149,366                   -
Deferred rent                                                        -               1,284
Capital lease obligations, net of current portion               16,686              11,650
                                                           -----------         -----------

                  Total liabilities                            469,109             500,927

Commitments and contingencies (Notes 9 and 12)

Shareholders' equity:
      Preferred stock, 5,000,000 shares authorized,
         no shares outstanding in 1998 and 1997                      -                   -
      Common stock, no par value, 9,375,000 shares
         authorized, 2,103,438 shares issued and
         outstanding in 1998 and 1997                        8,479,854           8,479,854
      Paid-in capital - warrants                                95,000              95,000
      Accumulated deficit                                   (7,976,679)         (8,030,274)
                                                           -----------         -----------

                  Total shareholders' equity                   598,175             544,580
                                                           -----------         -----------

                                                           $ 1,067,284         $ 1,045,507
                                                           -----------         -----------
                                                           -----------         -----------

          See accompanying notes to consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended November 30, 1998 and 1997

                                                                    1998                 1997
                                                                 -----------         -----------
Revenues:
      Agricultural product sales                                 $ 1,607,647         $ 1,333,878
      Other revenue                                                        -               6,050
                                                                 -----------         -----------

                                                                   1,607,647           1,339,928
                                                                 -----------         -----------
Costs and expenses:
      Cost of sales                                                  603,459             461,710
      Research and development                                       144,013             126,025
      Selling                                                        395,231             284,003
      General and administrative                                     244,293             208,762
      Royalties                                                       71,016              64,369
      Amortization of processes and formulas                          80,338              80,338
                                                                 -----------         -----------

            Total costs and expenses                               1,538,350           1,225,207
                                                                 -----------         -----------

Income from operations                                                69,297             114,721

Other income (expense):
      Interest expense                                               (28,671)            (26,206)
      Interest income                                                  8,239               8,587
      Other income                                                     6,330                  94
                                                                 -----------         -----------

            Income before income taxes                                55,195              97,196

Provision for income taxes                                             1,600               2,400
                                                                 -----------         -----------

            Net income                                           $    53,595         $    94,796
                                                                 -----------         -----------
                                                                 -----------         -----------


Basic earnings per common share                                  $       .03         $       .05
                                                                 -----------         -----------

Weighted average shares outstanding                                2,103,438           2,103,438
                                                                 -----------         -----------
                                                                 -----------         -----------

Diluted earnings per common share                                $       .02         $       .05
                                                                 -----------         -----------

Weighted average shares, options and warrants outstanding          2,303,946           2,103,438
                                                                 -----------         -----------
                                                                 -----------         -----------

          See accompanying notes to consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For The Years Ended November 30, 1998 and 1997

                                                                         Paid-in
                                     Common                              Capital           Accumulated
                                      Stock            Amount            Warrants            Deficit              Total
                                  -----------        -----------        -----------        -----------         -----------
Balance, November 30, 1996          2,103,438        $ 8,479,854        $    95,000        $(8,125,070)        $   449,784
      Net income                            -                  -                  -             94,796              94,796
                                  -----------        -----------        -----------        -----------         -----------

Balance, November 30, 1997          2,103,438          8,479,854             95,000         (8,030,274)            544,580

      Net income                            -                  -                  -             53,595              53,595
                                  -----------        -----------        -----------        -----------         -----------

Balance, November 30, 1998          2,103,438        $ 8,479,854        $    95,000        $(7,976,679)        $   598,175
                                  -----------        -----------        -----------        -----------         -----------
                                  -----------        -----------        -----------        -----------         -----------

          See accompanying notes to consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended November 30, 1998 and 1997

                                                                   1998              1997
                                                                ---------         ---------
Cash flows from operating activities:
      Net income                                                $  53,595         $  94,796
      Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                           29,397            17,709
            Amortization                                           99,454            99,454
            Interest on notes payable to related parties
               and long term debt                                  18,984            18,189
      Changes in operating assets and liabilities:
            Increase in accounts receivable                      (105,276)          (62,594)
            Increase in inventories                               (19,893)           (7,690)
            Increase in prepaid expenses and
               other current assets                                (1,260)           (4,154)
            Increase in accounts payable                           12,395            39,552
            (Decrease) increase in accrued expenses               (29,784)           16,723
            Decrease in deferred rent                              (1,284)           (3,853)
                                                                ---------         ---------

                  Net cash flows provided by
                     operating activities                          56,328           208,132
                                                                ---------         ---------

Cash flows from investing activities:
      Purchase of property and equipment                          (15,636)          (24,357)
                                                                ---------         ---------

                  Net cash flows used in
                       investing activities                       (15,636)          (24,357)
                                                                ---------         ---------

Cash flows from financing activities:
      Payments on long-term debt                                  (39,164)          (40,493)
      Payments on capital lease obligations                        (3,580)           (7,220)
                                                                ---------         ---------

                  Net cash flows used in
                       financing activities                       (42,744)          (47,713)
                                                                ---------         ---------

Net (decrease) increase in cash and cash equivalents               (2,052)          136,062

Cash and cash equivalents at beginning of year                    251,781           115,719
                                                                ---------         ---------

Cash and cash equivalents at end of year                        $ 249,729         $ 251,781
                                                                ---------         ---------
                                                                ---------         ---------

          See accompanying notes to consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 For The Years Ended November 30, 1998 and 1997


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                                                1998            1997
                                                                              --------        --------
Cash paid during the year for:
      Interest                                                                $  9,686        $  8,017
                                                                              --------        --------
                                                                              --------        --------
      Income taxes                                                            $  1,600        $  2,400
                                                                              --------        --------
                                                                              --------        --------

Supplemental disclosure of noncash investing and financing activities:

      Borrowing on long-term debt for machinery and
         equipment                                                            $     -         $ 13,585
                                                                              --------        --------
                                                                              --------        --------

      Borrowing on capital lease obligation for
         machinery and equipment                                              $ 10,615        $ 15,100
                                                                              --------        --------
                                                                              --------        --------

          See accompanying notes to consolidated financial statements.

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997


 NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Westbridge Research Group (the "Company") was incorporated in California on April 12, 1982 for the acquisition, research, development, manufacturing and marketing of biotechnological products in the agricultural and energy industries.

     NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This new Statement, effective for financial statements for periods beginning after December 15, 1997, requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires the reporting of certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is required to adopt SFAS 131 beginning December 1, 1998.

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

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997


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

     SALES TO MAJOR CUSTOMERS

     Sales to major agricultural domestic customers were 51% and 41% of fiscal 1998 and 1997 net agricultural product sales, respectively. During fiscal 1998, 11% of total sales were derived from aggregate foreign sales compared to 22% in 1997. A majority of the Company's domestic sales are concentrated in Washington, California, Arizona and Texas.

     NET INCOME PER SHARE

     During June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings per share and diluted earnings per share.

     The Company adopted the provisions of SFAS No. 128 during fiscal year 1998. Prior period amounts have been restated to conform to SFAS No. 128.

     Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of diluted stock options and warrants using the treasury stock method. The weighted average number of common shares and options outstanding were 2,303,946 and 2,103,438 for 1998 and 1997, respectively. The effects of warrants and stock options were not considered in the 1997 diluted earnings per share calculation, as they were anti-dilutive.

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                                          Years Ended November 30,
                                                                          1998                1997
                                                                      ----------          ----------
     Numerator for earnings per common share - net income             $   53,595          $   94,796
                                                                      ----------          ----------

     Denominator for basic earnings per common share                   2,103,438           2,103,438
                                                                      ----------          ----------

     Effect of dilutive securities                                      200,508                   -
                                                                      ----------          ----------

     Denominator for diluted earnings per common share                 2,303,946           2,103,438
                                                                      ----------          ----------

     Net income per common share:
          Basic                                                       $      .03          $      .05
                                                                      ----------          ----------
                                                                      ----------          ----------

          Diluted                                                     $      .05          $      .05
                                                                      ----------          ----------
                                                                      ----------          ----------

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

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     STOCK BASED COMPENSATION

     During October 1995, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

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

     The Company has adopted the disclosure provisions of SFAS No. 123 effective December 1, 1996. The Company has opted to follow the accounting provisions of APBO No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123. See Note 11.

     LONG LIVED ASSETS

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of the impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 in the first quarter of fiscal 1997. This adoption did not have a material effect on the financial statements.

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

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     YEAR 2000 ISSUE (UNAUDITED)

     The Company's accounting software and other applications used in its operations were purchased from outside vendors. Management believes that these applications are Year 2000 compliant. As a result, management of the Company does not believe that the Year 2000 Issue will have an impact on its financial statements or on its operations.

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

     Under the terms of the agreement the Partnership was required to fund research and development costs as follows:

          Cash                                         $  2,444,625
          1 year note, collected in prior years           2,423,375
          12 year note, due December 31, 1994            11,826,515
                                                       ------------
                                                       $ 16,694,515
                                                       ------------
                                                       ------------

     The 12 year note is full recourse to the Partnership and the limited partners on a pro rata basis.

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

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997

NOTE 2 - RESEARCH AND DEVELOPMENT AGREEMENTS (Continued)

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

     During 1996 the Company applied royalties due to the Partnership totaling $571,635 to the note. Additionally, the Company received payments on the note totaling $99,552 and forgave $80,948 of the remaining balance. On September 30, 1996 the Company and the Partnership amended the terms of the Development Agreement and the Licensing Agreement. Under the terms of the amended agreements the Company forgave the entire remaining note receivable balance of $195,942 in exchange for a restructuring of the royalty fees and terms. Accordingly, the forgiven note balance has been recorded as prepaid royalties and is being amortized straight line over the term of the amended licensing agreement, through December 31, 2006 (see Note 5). Under the amended licensing agreement the Company is required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of gross sales of products utilizing the licensed technologies.

NOTE 3 - INVENTORIES

     Inventories consist of the following at November 30:

                                      1998       1997
                                   ---------   --------
               Raw materials       $  44,217   $ 61,320
               Finished goods         57,735     20,739
                                   ---------   --------
                                   $ 101,952   $ 82,059
                                   ---------   --------
                                   ---------   --------

     Certain of the Company's raw materials are obtained from a limited number of suppliers.

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997

NOTE 4 - LONG-TERM ACCOUNT RECEIVABLE

     At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings. At November 30, 1998, the land is subject to a Mexican court pending foreclosure sale.

     The long term account receivable and related allowance for bad debt at November 30 is as follows:

                                                                               1998         1997
                                                                            ----------   ---------
                  Long-term account receivable                              $ 451,270    $ 451,270
                  Allowance for doubtful long-term account                   (321,270)    (321,270)
                                                                            ----------   ---------

                                                                            $ 130,000    $ 130,000
                                                                            ----------   ---------
                                                                            ----------   ---------

NOTE 5 - INTANGIBLE ASSETS

      Intangible assets are as follows as of November 30:

                                                                1998            1997
                                                             -----------    -----------
   Purchased processes and formulas                          $ 3,097,369    $ 3,097,369
   Prepaid royalties                                             195,942        195,942
                                                             -----------    -----------
                                                               3,293,311      3,293,311
   Accumulated amortization                                   (3,091,924)    (2,992,471)
                                                             -----------    -----------

                                                             $   201,387    $   300,840
                                                             -----------    -----------
                                                             -----------    -----------

NOTE 6 - ACCRUED EXPENSES

      Accrued expenses consist of the following at November 30:

                                                                              1998        1997
                                                                            --------    --------
            Royalties - related party                                       $  2,422    $  1,051
            Accounting fees                                                   17,706      18,606
            Accrued vacation                                                  15,345      15,345
            Accrued bonuses                                                       -       21,705
            Warranty                                                          18,705      18,705
            Sales commissions                                                  9,800      13,365
            Cooperator and scientific advisory fees                               -        2,500
            Deferred rent, current portion                                     1,284       3,853
            Other                                                                144          60
                                                                            --------    --------

                                                                            $ 65,406    $ 95,190
                                                                            --------    --------
                                                                            --------    --------

                                       F-14

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997



NOTE 7 - LONG-TERM DEBT

                                                                  1998        1997
                                                                --------    --------
      Note  payable to SBA bearing interest at 10%,
            principal and interest payable monthly at
            $3,400 for 60 months, maturing April 1, 1999.
            This note is collateralized by all assets of
            the Company.                                        $ 15,010    $ 52,260

      Note  payable to a bank bearing interest at 11.85%,
            principal and interest payable in monthly
            installments of $303 for 60 months, maturing
            December 1, 2002. This note is collateralized
            by a vehicle.                                         11,368      13,282

      Notes payable to an individual, with simple interest
            at 8%. Principal and accrued interest are due
            on demand. The Company is negotiating the
            extension of the maturity date. Amount includes
            accrued interest of $9,576 and $7,878 at
            November 30, 1998 and 1997, respectively.             30,804      29,106
                                                                --------    --------

                  Total long term debt                            57,182      94,648

                  Less:  Current portion                          48,203      68,581
                                                                --------    --------

                  Long term debt                                $  8,979    $ 26,067
                                                                --------    --------
                                                                --------    --------

      Aggregate maturities of long term debt at November 30 are as follows:

                    Year Ended                                   Amount
                    ----------                                  --------

                       1999                                     $ 48,203
                       2000                                        2,694
                       2001                                        3,038
                       2002                                        3,247
                                                                --------

                                                                $ 57,182
                                                                --------
                                                                --------

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997



NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

      At November 30, notes payable to related parties were as follows:

                                                                               1998         1997
                                                                            ---------    ---------
      Notes payable to various related parties with simple
            interest at 8% collateralized by a subordinated
            security interest in substantially all assets of the
            Company. Principal and accrued interest originally
            due at maturity in June 1995. During January 1999
            the maturity of these obligations was extended to
            September 1, 2000 (see note 14). Amounts include
            accrued interest of $46,281 and $38,036 at
            November 30, 1998 and 1997, respectively.                       $ 149,366    $ 141,121

      Note  payable to related party with simple interest
            compounded annually at prime plus 1% which
            at November 30, 1998 and 1997 was 9% and 9.5%
            respectively. Collateralized by a subordinated
            security interest in substantially all assets of the
            Company. Principal and accrued interest originally due
            at maturity in June 1995. The note is due on demand.
            The Company is negotiating the extension of the
            maturity date. Amounts include accrued interest of
            $54,834 and $45,793 at November 30, 1998 and
            1997, respectively.                                               104,834       95,793
                                                                            ---------    ---------

                  Total notes payable to related parties                      254,200      236,914

                  Less: Current portion                                       104,834      236,914
                                                                            ---------    ---------

                  Notes payable to related parties, long-term               $ 149,366    $      -
                                                                            ---------    ---------
                                                                            ---------    ---------

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997



NOTE 9 - CAPITAL LEASE OBLIGATIONS

      At November 30, 1998, future minimum lease payments under capitalized lease obligations were as follows:

      Fiscal Year                                              Amount
      -----------                                             --------
         1999                                                 $  9,398
         2000                                                    9,398
         2001                                                    8,485
         2002                                                    2,940
                                                              --------

    Total minimum lease payments                                30,221
       Less: Amount representing interest                       (7,691)
                                                              --------
    Present value of net minimum lease payments                 22,530
       Less: Current portion                                    (5,844)
                                                              --------
       Long-term portion                                      $ 16,686
                                                              --------
                                                              --------


NOTE 10 - COMMON STOCK

     On July 17, 1997 the shareholders of the Company voted to execute a one-for-four reverse stock split. The reverse stock split was effective for shareholders of record on February 6, 1998. Common share and per share amounts in the accompanying financial statements have been restated to give effect for the reverse stock split as if it occurred on December 1, 1996.

NOTE 11 - STOCK OPTIONS AND WARRANTS

     During fiscal 1983 the Company established an employee incentive stock option plan ("the 1983 Plan") under which options to purchase an aggregate of 100,000 common shares may be granted to key employees of the Company. Stock options granted under the plan expire at the earlier of ten years from the date of grant or termination of employment. During 1994, the 1983 Plan was terminated and, accordingly, no further stock options can be granted under this plan. Stock options for the purchase of 8,500 shares at an exercise price of $6.00 per share remain outstanding and exercisable at November 30, 1998. These stock options expire if not exercised on or before November 5, 2000.

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

     At November 30, 1998, a total of 18,750 shares remain reserved and available for future stock option grants under the 1994 Plan.

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997

NOTE 11 - STOCK OPTIONS AND WARRANTS (Continued)

     A summary of the stock option activity under the 1983 and 1994 Plans is as follows:

                                                                                     Weighted
                                                                   Exercise          Average
                                                       Stock      Price Per         Price Per
                                                      Options       Share             Share
                                                      -------     ---------         -------
      Outstanding at November 30, 1996                 51,750     $.50-6.00         $  2.94
      Granted                                          50,000         .50               .50
      Expired or canceled                              17,750      .50-6.00            3.68
      Exercised                                             -             -               -
                                                      -------     ---------         -------

      Outstanding at November 30, 1997                 84,000      .50-6.00            1.33
      Granted                                          10,000        1.00              1.00
      Expired or canceled                               4,250        6.00              6.00
      Exercised                                             -             -               -
                                                      -------     ---------         -------

      Outstanding at November 30, 1998                 89,750     $.50-6.00         $ 1.08
                                                      -------     ---------         -------
                                                      -------     ---------         -------


      Vested stock options at November 30, 1998        57,200
                                                      -------
                                                      -------

     During fiscal 1995 the Company granted non-qualified stock options to acquire 50,000 shares at $.50 per share to its President. The options immediately vest upon grant and expire in September 2000. All of these options remain outstanding and exercisable at November 30, 1998.

     During fiscal 1997 the Company granted non-qualified stock options to acquire 20,000 shares at $.50 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2001. All of these options remain outstanding and exercisable at November 30, 1998.

     During fiscal 1998 the Company granted non-qualified stock options to acquire 13,750 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2002. All of these options remain outstanding and exercisable at November 30, 1998.

     During fiscal 1996 and 1997 the Company granted non-qualified stock options to acquire a total of 40,000 shares at $.50 per share, the then fair value of the shares, to a consultant. The options immediately vest upon grant and are outstanding and exercisable at November 30, 1998. A summary of these stock options is as follows:

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997

NOTE 11 - STOCK OPTIONS AND WARRANTS (Continued)


            Stock     Exercise Price      Expiration
           Options      Per Share            Date
           -------    --------------     ------------------
            8,000       $    .50         March 31, 2001
            8,000            .50         June 30, 2001
            8,000            .50         September 30, 2001
            8,000            .50         December 31, 2001
            8,000            .50         March 31, 2002


     At November 30, 1998 the Company has warrants outstanding to purchase shares of its stock as follows:

                     Number of          Exercise Price           Expiration
                      Shares               per Share                Date
                     ---------          --------------           ----------
                      45,000                $    .40            January 2001
                      37,500                    6.00            April 1999

     At November 30, 1998 all of the warrants are fully vested and exercisable.

     The Company has elected to account for nonqualified grants and grants under its 1994 Plan following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the years ended November 30, 1998 and 1997. Under SFAS 123, the fair value of each option granted during the years ended November 30, 1998 and 1997 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk free interest rate of 5.07% to 5.12%, price volatility of .5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS 123, reported net income and earnings per common share would have been as follows:

                                          November 30,     November 30,
                                              1998             1997
                                          ------------     ------------
Net income:
   As reported                               $ 53,595        $ 94,796
   Proforma                                  $ 35,096        $ 63,754

Basic and diluted earnings per share:
   Basic--as reported                        $    .03        $    .05
   Basic--Proforma                           $    .02        $    .03

   Diluted--as reported                      $    .02        $    .05
   Diluted--Proforma                         $    .02        $    .03

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997

NOTE 12 - COMMITMENTS

     The Company leases its facilities under a non-cancelable operating lease that expires March 31, 1999. The lease agreement contains a two year renewal option and it is management's intention to exercise this option. Rent is being expensed on a straight line basis over the term of the lease.

     Minimum future obligations for non-cancelable operating leases as of November 30, 1998 are as follows:

                    1999                 $ 25,800
                                         --------
                                         --------

     Rent expense for the years ended November 30, 1998 and 1997, net of sub-lease income, was $77,020 and $74,800, respectively.

NOTE 13 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of November 30:


                                                                           1998           1997
                                                                       -----------     -----------
      Deferred tax assets

        Net operating loss carryforwards                               $ 1,695,000     $ 1,760,000
        Tax credit carryforwards                                            72,000          72,000
        Other                                                               10,000          10,000
                                                                       -----------     -----------
           Gross deferred tax assets                                     1,777,000       1,842,000
        Less valuation allowance                                        (1,777,000)     (1,842,000)
                                                                       -----------     -----------

           Net deferred tax assets                                     $        -      $         -
                                                                       -----------     -----------
                                                                       -----------     -----------

     Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance decreased by $65,000 from 1997.

     At November 30, 1998, the Company has a federal income tax net operating loss carryforward of approximately $4,446,000 and a California tax net operating loss carryforward of approximately $1,941,000. The net operating loss carryforwards expire through the year 2011.

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1998 and 1997


NOTE 13 - INCOME TAXES (Continued)

     At November 30, 1998, the Company has investment and research and development tax credit carryforwards of approximately $72,000 for federal income tax and financial reporting purposes. These credits expire through the year 2000. The Company accounts for its tax credits under the flow through method.

     Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period. Management has not completed an analysis in order to determine whether a cumulative change in ownership of more than 50% has occurred within any three year period.

     A reconciliation of the effective tax rates with the federal statutory rate is as follows as of November 30:

                                                       1998         1997
                                                    --------     --------
      Income tax benefit at 35% statutory rate      $ 19,000     $ 34,000
      Change in valuation allowance                  (65,000)     (50,600)
      Nondeductible expenses                          30,000       30,000
      Other                                           25,600            -
      State income taxes, net                         (8,000)     (11,000)
                                                    --------     --------
                                                    $  1,600     $  2,400
                                                    --------     --------
                                                    --------     --------

NOTE 14 - SUBSEQUENT EVENT

     On January 20, 1999 the Company extended the payment date of certain notes payables with related parties to September 1, 2000. Accordingly, the notes have been classified as long term obligations at November 30,1998.

NOTE 15 - RECLASSIFICATION

     Certain amounts in the 1997 statement of cash flows have been reclassified in order to conform to the current year presentation.