Form 10QSB
period 1999-02-28
WESTBRIDGE RESEARCH GROUP
filed 1999-04-14
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended February 28, 1999

Commission file number 2-92261


WESTBRIDGE RESEARCH GROUP

-----------------------------------------------------------------

            California                            95-3769474
---------------------------------            -------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)            Identification No.)


       1150 Joshua Way
       Vista, California                             92083
---------------------------------------       ------------------
(Address of principal executive office)           (Zip Code)

Registrant's telephone number,
including area code:                            (760) 599-8855
                                              ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes X No
                                                     ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of February 28, 1999.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                FEBRUARY 28,  NOVEMBER 30,
                                                   1999         1998
                                                (UNAUDITED)    (AUDITED)
                                               ------------- -------------
                       ASSETS
CURRENT ASSETS
Cash                                           $  142,139   $  249,729
Trade accounts receivable, less
         allowance for doubtful accounts of
         $206 and $206 respectively               288,185      296,312
Inventories                                       128,547      101,952
Prepaid expenses and other
         current assets                            26,992       15,651
                                               ------------- -------------

         Total Current Assets                     585,863      663,644


PROPERTY AND EQUIPMENT                            495,452      442,768
         Less accumulated depreciation           [376,100]    [370,515]

                  Net Property and Equipment      119,352       72,253

PROCESSES AND FORMULAS, net of accumulated
         amortization of $3,070,590 and
         $3,050,506 respectively                   26,779       46,863
PREPAID ROYALTY, net of accumulated
         amortization of $46,197 and $41,418
         respectively                             149,745      154,524
LONG TERM ACCOUNTS RECEIVABLE, net                130,000      130,000
                                               ------------- -------------

TOTAL ASSETS                               $    1,011,739   $1,067,284
                                               ------------- -------------
                                               ------------- -------------


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                    FEBRUARY 28,  NOVEMBER 30,
                                                       1999          1998
                                                    (UNAUDITED)    (AUDITED)
                                                  --------------- -------------
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                    $   84,973   $   69,791
Notes payable - related parties                           --        104,834
Accrued expenses                                        59,419       65,406
Current portion of capital
     lease obligation                                    6,100        5,844
Current portion of long-term debt                        7,565       48,203
                                                  --------------- -------------

         TOTAL CURRENT LIABILITIES                     158,057      294,078

Long-term debt                                          39,564        8,979
Notes payable - related parties                        258,553      149,366
Capital lease obligations:
         net of current portion                         15,081       16,686
                                                  --------------- -------------

TOTAL LIABILITIES                                      471,255      469,109

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares              8,479,854    8,479,854

Paid in Capital:                                        95,000       95,000
Accumulated deficit                                 [8,034,370]  [7,976,679]
                                                  --------------- -------------

         TOTAL SHAREHOLDERS' EQUITY                    540,484      598,175
                                                  --------------- -------------

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $1,011,739   $1,067,284
                                                  --------------- -------------
                                                  --------------- -------------


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             THREE MONTHS
                                          ENDED FEBRUARY 28,
                                          1999         1998
                                      ----------   ----------
NET SALES                             $  235,631   $  161,538

COST OF SALES                             80,483       66,427
                                      ----------   ----------

GROSS PROFIT                             155,148       95,111
                                      ----------   ----------

OPERATING EXPENSES
      Research and development            27,497       34,211
      Selling                            104,961      100,530
      General and administration          47,576       57,016
      Royalties                           13,705       11,777
      Amortization of formula             20,084       20,084
                                      ----------   ----------

      TOTAL OPERATING EXPENSES           213,823      223,618
                                      ----------   ----------

      Operating loss                    [58,675]    [128,507]

OTHER INCOME (EXPENSE)
      Interest expense                   [6,425]      [6,172]
      Interest income                        917        2,226
      Other income                         6,490        6,330

      Net loss                        $ [57,693]   $ [126,123]
                                      ----------   ----------
                                      ----------   ----------

Basic loss per common share              $ [.03]      $ [.06]
                                      ----------   ----------
                                      ----------   ----------

Weighted average shares outstanding    2,103,438    2,103,438
                                      ----------   ----------
                                      ----------   ----------


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                  FEBRUARY 28,  FEBRUARY 28,
                                                     1999          1998
                                                  ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $ [57,693]    $ [126,123]

Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:

Amortization of prepaid royalty                        4,779          4,779
Depreciation and amortization                         25,669         24,218

Changes in Operating Assets and Liabilities:

      Decrease in trade accounts receivable            8,127         66,918
      Increase in inventories                        [26,595]       [66,798]
      Increase in prepaid expenses                   [11,342]       [13,549]
      Increase in accounts payable                    15,182         30,601
      Decrease in accrued liabilities                 [5,987]       [27,160]
                                                  ------------- ------------

Net cash used in operating activities                [47,860]      [107,114]
                                                  ------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                   [52,684]       [10,878]
                                                  ------------- ------------

Net cash used in investing activities                [52,684]       [10,878]
                                                  ------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                            [10,053]        [9,451]
Decrease in deferred rent                               --             [963]
Payments on capital lease obligations                 [1,346]        [2,416]
Borrowings on notes payable and notes payable-
      related parties                                  4,353          4,287
                                                  ------------- ------------

Net Cash used in financing activities                 [7,046]        [8,543]
                                                  ------------- ------------

DECREASE IN CASH                                    [107,590]      [126,535]

CASH AT BEGINNING OF PERIOD                          249,729        251,781
                                                  ------------- ------------

CASH AT END OF PERIOD                            $   142,139   $    125,246
                                                  ------------- ------------
                                                  ------------- ------------


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. BASIS OF PRESENTATION:

              The consolidated balance sheet as of February 28, 1999, the consolidated statement of operations for the three-month periods ended February 28, 1999, and 1998, respectively, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1998 Annual Report on Form 10-KSB. The results of operations for the quarter ended February 28, 1999, are not necessarily indicative of the operating results for the full year.

B. RECLASSIFICATION:

              Certain amounts on the November 30, 1998 consolidated balance sheet have been reclassified to conform to the current period presentation.

C. STOCK SPLIT:

              On July 17, 1997 the shareholders of the Company voted to execute a one-for-four reverse stock split. The reverse stock split was effective for shareholders of record on February 6,1998. Per share amounts in the accompanying financial statements have been restated to give effect for the reverse stock split as if it occurred on December 1, 1996.


D. SUBSEQUENT EVENTS:
       None

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

         Net sales for the first quarter of fiscal 1999 were $235,631, representing a increase of 46% over the same period in 1998. The increase in net sales is due to a significant increase in sales to two customers during the period.

         Cost of sales as a percentage of net sales decreased to 34% for the quarter ended February 28, 1999 as compared with 41% for the same period in the prior year. This decrease is due to increased sales during the quarter as well as a shift in sales of higher margin products.

         Operating expenses for the three month period ended February 28, 1999 decreased by 4% from the same period in the prior year. The decrease is primarily due to a reduction in general and administrative expenses as discussed below.

         Research and development expenses decreased by $6,714, or 20% over the prior year's first quarter. This decrease is due to a reduction in wages and related expense attributable to the research and development function.

         Selling expenses as a percentage of net sales for the three month period ended February 28, 1999 were approximately 45% compared with 62% for the same period in the prior year. This decrease is primarily due to the increase in sales over the prior year while expenses remained relatively constant.

         General and administrative expenses during the three month period ended February 28, 1999 decreased by $9,440 or 17%, compared with the same period in the prior year. This decrease is due to reduced legal expenses. During early fiscal 1998 the Company executed a reverse stock split and incurred higher than usual legal expenses.

         Net loss for the quarter ended February 28, 1999 was $57,693 or $.03 per common share compared with a net loss of $126,123, or $.06 per common share for the same period in the prior year. This increase is due to an increase in overall sales as well as a shift in sales of higher margin products while keeping operating expenses relatively constant.

         Income taxes have not been provided for in the accompanying consolidated statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES:

         The Company has no material commitments for capital expenditures.

         Working capital was $427,806 at February 28, 1999, up from $369,566 at November 30, 1998.

         Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.

YEAR 2000

         The company has completed its Year 2000 assessment and believes that it is Year 2000 compliant on internal hardware and software. As of February 28, 1999, the costs incurred to become Y2K compliant have been $20,356. The Company expects an additional $2,000 in consulting costs. The Company is still in the process of contacting major customers and vendors to assess their status as to Year 2000 compliance. The Company expects that this process will be completed in the first half of fiscal 1999. Once this process is completed, however, there is no assurance that service interruptions will not occur from vendors, suppliers or service providers, including financial institutions or governments. The Company believes that alternative suppliers exist and, therefore, if services are interrupted from suppliers, the situation should be temporary.

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


Date: April 14, 1999