Form 10QSB
period 1999-05-31
WESTBRIDGE RESEARCH GROUP
filed 1999-07-15
CIK 750150

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended May 31, 1999

Commission file number 2-92261


WESTBRIDGE RESEARCH GROUP

--------------------------------------------------------------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of May 31, 1999.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS


                                                        MAY 31,           NOVEMBER 30,
                                                         1999                1998
                                                      (UNAUDITED)          (AUDITED)
                                                      ----------          ----------
                                     ASSETS
                                     ------
CURRENT ASSETS
Cash                                                  $  171,625          $  249,729
Trade accounts receivable, less
         allowance for doubtful accounts of
         $0 and $206 respectively                        420,106             296,312
Inventories                                              129,445             101,952
Prepaid expenses and other
         current assets                                   30,573              15,651
                                                      ----------          ----------

         Total Current Assets                            751,749             663,644


PROPERTY AND EQUIPMENT                                   506,469             442,768
         Less accumulated depreciation                  [381,686]           [370,515]
                                                      ----------          ----------

                  Net Property and Equipment             124,783              72,253

PROCESSES AND FORMULAS, net of accumulated
         amortization of $3,090,675 and
         $3,050,506 respectively                           6,694              46,863
PREPAID ROYALTY, net of accumulated
         amortization of $50,976 and $41,418
         respectively                                    144,966             154,524
LONG TERM ACCOUNTS RECEIVABLE, net                       130,000             130,000
                                                      ----------          ----------

TOTAL ASSETS                                          $1,158,192          $1,067,284
                                                      ----------          ----------
                                                      ----------          ----------


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                                  MAY 31,           NOVEMBER 30,
                                                                   1999                1998
                                                                (UNAUDITED)          (AUDITED)
                                                                ----------          ----------
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES
Accounts payable                                                $   61,163          $   69,791
Notes payable - related parties                                          -             104,834
Accrued expenses                                                    65,993              65,406
Current portion of capital
     lease obligation                                               11,050               5,844
Current portion of long-term debt                                    2,093              48,203
                                                                ----------          ----------

         TOTAL CURRENT LIABILITIES                                 140,299             294,078


Long-term debt                                                      39,445               8,979
Notes payable - related parties                                    260,231             149,366
Capital lease obligations:
         net of current portion                                     40,549              16,686
                                                                ----------          ----------

TOTAL LIABILITIES                                                  480,524             469,109


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares                          8,479,854           8,479,854

Paid in Capital:                                                    95,000              95,000
Accumulated deficit                                             [7,897,186]         [7,976,679]
                                                                ----------          ----------

         TOTAL SHAREHOLDERS' EQUITY                                677,668             598,175
                                                                ----------          ----------

         TOTAL LIABILITIES & SHAREHOLDERS'                      $1,158,192          $1,067,284
         EQUITY
                                                                ----------          ----------
                                                                ----------          ----------

                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS                            SIX MONTHS
                                                      ENDED MAY 31                            ENDED MAY 31
                                                1999               1998                 1999                1998
                                             ----------          ----------          ----------          ----------
NET SALES                                    $  623,113          $  626,662          $  858,744          $  788,200

COST OF SALES                                   225,591             220,890             306,074             287,317
                                             ----------          ----------          ----------          ----------

GROSS PROFIT                                    397,522             405,772             552,670             500,883
                                             ----------          ----------          ----------          ----------

OPERATING EXPENSES
      Research and development                   37,510              35,497              65,007              69,708
      Selling                                   123,536             105,357             228,497             205,887
      General and administration                 55,588              58,797             103,164             115,813
      Royalties                                  18,789              23,478              32,492              35,255
      Amortization of formula                    20,085              20,085              40,169              40,169
                                             ----------          ----------          ----------          ----------

         TOTAL OPERATING EXPENSES               255,508             243,214             469,329             466,832
                                             ----------          ----------          ----------          ----------

      Operating income                          142,014             162,558              83,341              34,051

OTHER INCOME (EXPENSE)
      Interest expense                           [6,153]             [8,492]            [12,578]            [14,664]
      Interest income                             2,922                 783               3,839               3,009
      Other income/(expense)                     [1,600]                 --               4,891               6,330
                                             ----------          ----------          ----------          ----------

      Net income                             $  137,183          $  154,849          $   79,493          $   28,726
                                             ----------          ----------          ----------          ----------
                                             ----------          ----------          ----------          ----------

Basic earnings per common share              $      .07          $      .07          $      .04          $      .01
                                             ----------          ----------          ----------          ----------
                                             ----------          ----------          ----------          ----------

Weighted average shares outstanding           2,103,438           2,103,438           2,103,438           2,103,438
                                             ----------          ----------          ----------          ----------
                                             ----------          ----------          ----------          ----------
Diluted earnings per common share            $      .06          $      .07          $      .03          $      .01
                                             ----------          ----------          ----------          ----------
                                             ----------          ----------          ----------          ----------

Weighted average shares, options
      and warrants outstanding               $2,314,888          $2,302,338          $2,312,888          $2,300,338
                                             ----------          ----------          ----------          ----------
                                             ----------          ----------          ----------          ----------

                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                 SIX MONTHS ENDED
                                                             MAY 31,           MAY 31,
                                                              1999              1998
                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $     79,493      $     28,726

Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:

Amortization of prepaid royalty                                  9,558             9,558
Depreciation and amortization                                   51,340            48,437

Changes in Operating Assets and Liabilities:

      Increase in trade accounts receivable                   [123,794]         [58,887]
      Increase in inventories                                  [27,493]          [23,536]
      Increase in prepaid expenses                             [14,921]          [11,611]
      Decrease in accounts payable                              [8,628]           [8,658]
      Increase [decrease] in accrued liabilities                   587           [24,464]
                                                          ------------      ------------

Net cash used in operating activities                          [33,860]          [40,435]

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                             [63,702]          [12,048]

Net cash used in investing activities                          [63,702]          [12,048]

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                      [16,493]          [18,985]
Decrease in deferred rent                                           --            [1,284]
Payments on capital lease obligations                           [5,910]           [1,407]
Borrowings on capital lease obligations                         34,979                --
Payments on notes payable - related parties                     [2,676]               --
Borrowings on notes payable and notes payable-
      related parties                                            9,556             9,489
                                                          ------------      ------------

Net cash provided by [used in]
    financing activities                                        19,456           [12,187]

DECREASE IN CASH                                               [78,104]          [64,670]

CASH AT BEGINNING OF PERIOD                                    249,729           251,781
                                                          ------------      ------------

CASH AT END OF PERIOD                                     $    171,625      $    187,111
                                                          ------------      ------------
                                                          ------------      ------------


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION:

          The consolidated balance sheet as of May 31, 1999, the consolidated statement of operations for the six-month periods ended May 31, 1999, and 1998, respectively, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1998 Annual Report on Form 10-KSB. The results of operations for the quarter ended May 31, 1999, are not necessarily indicative of the operating results for the full year.


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

          None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

     Net sales for the three month period ended May 31, 1999 were $623,113, representing a 1% decrease from the same period in the prior year. For the six month period ended May 31, 1999, sales were $858,744 and represents an increase of 9% from $788,200 in the prior year. The six month increase is due to a significant increase in sales to two existing customers during the period.

     Cost of sales as a percentage of net sales increased to 36% for the quarter ended May 31, 1999 as compared with 35% for the same period in the prior year. For the six month period ended May 31, 1999, cost of sales as a percentage of net sales remained at 36% compared with the prior year.

     Operating expenses for the three and six month periods ended May 31, 1999 increased 5% and 1%, respectively, compared with the same periods in the prior year. The three month increase is primarily due to an increase in selling expenses discussed below.

     Research and development expenses as a percentage of net sales for the three and six month periods ended May 31, 1999 were 6% and 8% respectively, compared with 6% and 9% for the same periods in the prior year.

     Selling expenses as a percentage of net sales for the three and six month periods ended May 31, 1999 were 20% and 27%, respectively, compared with 17% and 9% for the same periods in the prior year. This increase is primarily due to increased advertising during the period.

     General and administrative expenses in the three and six month periods ended May 31, 1999 decreased by $3,209 or 6%, and $12,649 or 11%, respectively, when compared with the same periods in the prior year. These decreases are primarily due to reduced legal fees and outside services from the same periods in the prior year.

     Net income for the quarter ended May 31, 1999 was $137,183 as compared with net income of $158,849, for the same period in the prior year. Accordingly, basic earnings per share remained at approximately $.07 for the quarters ended May 31, 1999 and 1998.

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

     Working capital was $611,450 at May 31, 1999, up from $369,566 at November 30, 1998. During the period ended May 31, 1999, the Company negotiated the extensions of related party debt which was classified as current at November 30, 1998.

     Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.



YEAR 2000

     The company has completed its Year 2000 assessment and believes that it is Year 2000 compliant on internal hardware and software. As of May 31, 1999, the costs incurred to become Y2K compliant have been $21,647. The Company does not expect any additional costs. The Company has contacted its major customers and vendors to assess their status as to Year 2000 compliance. There is no assurance that service interruptions will not occur from vendors, suppliers or service providers, including financial institutions or governments. The Company believes that alternative suppliers exist and, therefore, if services are interrupted from suppliers, the situation should be temporary.



IMPACT OF INFLATION

     The Company does not believe inflation has had a significant effect on its operations.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

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



                                        WESTBRIDGE RESEARCH GROUP
                                              (Registrant)



                                        ------------------------------
                                        Christine Koenemann, President
                                           Principal Executive Officer
                                           Principal Financial Officer


Date: July 15, 1999