Form 10QSB
period 1999-08-31
WESTBRIDGE RESEARCH GROUP
filed 1999-10-14
CIK 750150

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended August 31, 1999

Commission file number 2-92261


                            WESTBRIDGE RESEARCH GROUP

-------------------------------------------------------------------------

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
                                                       -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of August 31, 1999.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS


                                                  AUGUST 31,         NOVEMBER 30,
                                                     1999                1998
                                                  (UNAUDITED)          (AUDITED)
                                                  -------------------------------
                                     ASSETS


CURRENT ASSETS
Cash                                                $  275,193        $  249,729
Trade accounts receivable, less
         allowance for doubtful accounts of
         $0 and $206 respectively                      392,668           296,312
Inventories                                            120,688           101,952
Prepaid expenses and other
         current assets                                 35,027            15,651
                                                    ----------        ----------

         Total Current Assets                          823,576           663,644


PROPERTY AND EQUIPMENT                                 508,710           442,768
         Less accumulated depreciation                [387,272]         [370,515]
                                                    ----------        ----------

                  Net Property and Equipment           121,438            72,253

PROCESSES AND FORMULAS, net of accumulated
         amortization of $3,097,368 and
         $3,050,506 respectively                            --            46,863
PREPAID ROYALTY, net of accumulated
         amortization of $55,755 and $41,418
         respectively                                  140,187           154,524
LONG TERM ACCOUNTS RECEIVABLE, net                     130,000           130,000
                                                    ----------        ----------

TOTAL ASSETS                                        $1,215,201        $1,067,284
                                                    ==========        ==========


     See accompanying notes to consolidated condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                   AUGUST 31,       NOVEMBER 30,
                                                      1999              1998
                                                  (UNAUDITED)         (AUDITED)
                                                  ------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable                                  $   98,672        $   69,791
Notes payable - related parties                           --           104,834
Accrued expenses                                      67,966            65,406
Current portion of capital
     lease obligations                                10,553             5,844
Current portion of long-term debt                      2,615            48,203
                                                  ----------        ----------

         TOTAL CURRENT LIABILITIES                   179,806           294,078


Long-term debt                                        37,771             8,979
Notes payable - related parties                      256,556           149,366
Capital lease obligations:
         net of current portion                       36,697            16,686
                                                  ----------        ----------

TOTAL LIABILITIES                                    510,830           469,109


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares            8,479,854         8,479,854

Paid in Capital:                                      95,000            95,000
Accumulated deficit                               [7,870,483]       [7,976,679]
                                                  ----------        ----------

         TOTAL SHAREHOLDERS' EQUITY                  704,371           598,175
                                                  ----------        ----------

         TOTAL LIABILITIES & SHAREHOLDERS'        $1,215,201        $1,067,284
                                                  ==========        ==========
         EQUITY



     See accompanying notes to consolidated condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS                         NINE MONTHS
                                                 ENDED AUGUST 31                     ENDED AUGUST 31
                                              1999              1998               1999             1998
                                           ============================        ============================
NET SALES                                  $  461,918        $  510,765        $1,320,662        $1,298,965

COST OF SALES                                 208,929           232,436           515,003           519,753
                                           ----------        ----------        ----------        ----------

GROSS PROFIT                                  252,989           278,329           805,659           779,212
                                           ----------        ----------        ----------        ----------

OPERATING EXPENSES
      Research and development                 41,675            40,853           106,682           110,561
      Selling                                 101,077            95,450           329,574           301,337
      General and administration               59,784            56,442           162,947           172,255
      Royalties                                17,022            20,442            49,514            55,697
      Amortization of formula                   6,694            20,084            46,863            60,253
                                           ----------        ----------        ----------        ----------

         TOTAL OPERATING EXPENSES             226,252           233,271           695,580           700,103
                                           ----------        ----------        ----------        ----------

      Operating income                         26,737            45,058           110,079            79,109

OTHER INCOME (EXPENSE)
      Interest expense                         [6,468]           [6,869]          [19,046]          [21,533]
      Interest income                           5,584               391             9,423             3,400
      Other income/(expense)                      850                --             5,740             6,330
                                           ----------        ----------        ----------        ----------

      Net income                           $   26,703        $   38,580        $  106,196        $   67,306
                                           ==========        ==========        ==========        ==========

Basic earnings per common share            $      .02        $      .02        $      .05        $      .04
                                           ==========        ==========        ==========        ==========

Weighted average shares outstanding         2,103,438         2,103,438         2,103,438         2,103,438
                                           ==========        ==========        ==========        ==========

Diluted earnings per common share          $      .02        $      .02        $      .05        $      .03
                                           ==========        ==========        ==========        ==========

Weighted average shares, options
      and warrants outstanding             $2,333,588        $2,308,221        $2,328,955        $2,302,966
                                           ==========        ==========        ==========        ==========



     See accompanying notes to consolidated condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                      AUGUST 31,       AUGUST 31,
                                                         1999             1998
                                                     (UNAUDITED)       (UNAUDITED)
                                                     =============================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $106,196        $   67,306

Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:

Amortization of prepaid royalty                           14,337            14,337
Depreciation and amortization                             63,620            81,242

Changes in Operating Assets and Liabilities:

      Increase in trade accounts receivable              [96,356]         [230,624]
      Increase in inventories                            [18,736]          [19,191]
      Increase in prepaid expenses                       [19,376]           [7,031]
      Increase in accounts payable                        28,881            50,587
      Increase [decrease] in accrued liabilities           2,560           [27,301]
                                                        --------        ----------

Net cash provided by [used in]
    operating activities                                  81,126           [70,675]
                                                        --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       [65,942]          [13,733]
                                                        --------        ----------

Net cash used in investing activities                    [65,942]          [13,733]
                                                        --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable                                [18,070]          [28,942]
Decrease in deferred rent                                     --            [1,284]
Payments on capital lease obligations                    [10,259]           [2,218]
Borrowings on capital lease obligations                   34,979                --
Payments on notes payable - related parties              [10,704]               --
Borrowings on notes payable and notes payable-
      related parties                                     14,334            14,267
                                                        --------        ----------

Net cash provided by [used in]
    financing activities                                  10,280           [18,177]
                                                        --------        ----------

INCREASE [DECREASE] IN CASH                               25,464          [102,585]

CASH AT BEGINNING OF PERIOD                              249,729           251,781
                                                        --------        ----------

CASH AT END OF PERIOD                                   $275,193        $  149,196
                                                        ========        ==========


     See accompanying notes to consolidated condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION:

              The consolidated balance sheet as of August 31, 1999, the consolidated statements of operations for the three and nine-month periods ended August 31, 1999, and 1998, respectively, and the consolidated statements of cash flows for the three and nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1998 Annual Report on Form 10-KSB. The results of operations for the quarter ended August 31, 1999, are not necessarily indicative of the operating results for the full year.


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

              None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

         Net sales for the three month period ended August 31, 1999 were $461,918, representing a 10% decrease from the same period in the prior year. For the nine month period ended August 31, 1999, sales were $1,320,662 and represents an increase of 2% from $1,298,965 in the prior year. The three month decrease is due to a significant decrease in sales to two existing customers during the period.

         Cost of sales as a percentage of net sales increased to 46% from 39% for the quarter ended August 31, 1999 when compared with the same period in the prior year. For the nine month period ended August 31, 1999, cost of sales as a percentage of net sales increased to 46% compared with 40% in the prior year. These increases are due to increased sales of lower margin products.

         Operating expenses for the three and nine month periods ended August 31, 1999 decreased 3% and 1%, respectively, compared with the same periods in the prior year. The three month decrease is primarily due to the formula fully amortizing during the period.

         Research and development expenses as a percentage of net sales for the three and nine month periods ended August 31, 1999 were 9% and 8% respectively, compared with 8% and 9% for the same periods in the prior year.

         Selling expenses as a percentage of net sales for the three and nine month periods ended August 31, 1999 were 22% and 25%, respectively, compared with 19% and 24% for the same periods in the prior year. These increases are primarily due to increased advertising during the periods.

         General and administrative expenses in the three month period ended August 31, 1999 increased by $3,342 or 6%, and decreased $9,308 or 6% for the nine month period ended August 31, 1999 when compared with the same periods in the prior year. The three month increase is primarily due to increases in insurance expense, while the nine month decrease is primarily due to reduced legal fees and outside services from the same period in the prior year.

         Net income for the quarter ended August 31, 1999 was $26,703 as compared with net income of $38,580, for the same period in the prior year. Accordingly, basic earnings per share remained at approximately $.02 for the quarters ended August 31, 1999 and 1998.

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

         Working capital was $643,770 at August 31, 1999, up from $369,566 at November 30, 1998. During the period ended May 31, 1999, the Company negotiated the extensions of related party debt, which was classified as current at November 30, 1998.

         Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.





YEAR 2000

         The company has completed its Year 2000 assessment and believes that it is Year 2000 compliant on internal hardware and software. As of August 31, 1999, the costs incurred to become Y2K compliant have been $21,647. The Company does not expect any additional costs. The Company has contacted its major customers and vendors to assess their status as to Year 2000 compliance. There is no assurance that service interruptions will not occur from vendors, suppliers or service providers, including financial institutions or governments. The Company believes that alternative suppliers exist and, therefore, if services are interrupted from suppliers, the situation should be temporary.





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


Date: October 15, 1999