Form 10-K
period 1999-11-30
WESTBRIDGE RESEARCH GROUP
filed 2000-03-15
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended November 30, 1999
                                       OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                    1150 Joshua Way, Vista, California 92083
                    ----------------------------------------
              (Address of principal executive office and zip code)
                                 (760) 599-8855
                                 --------------
                           (Issuer's Telephone number)
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
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

         State issuer's revenues for its most recent fiscal year:   $1,588,689.

         The aggregate market value of the voting and non-voting equity held by nonaffiliates of the registrant as of February 26, 2000, (computed by reference to the price at which the Common Stock was most recently sold) was approximately $1,914,091. This computation excludes a total of 189,347 shares held by certain executive officers and directors of Issuer who may be deemed to be affiliates of Issuer under applicable rules of the Securities and Exchange Commission.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

         As of February 26, 2000, there were 2,103,438 shares of the Issuer's Common Stock outstanding.

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

         Research and development expenses for continuing operations for fiscal years 1999 and 1998, respectively, were $145,520 and $144,013.

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

         In addition to the foregoing requirements, the Company's agricultural products must be approved by state authorities before distribution in a state. In some cases, this necessitates having to conduct field tests in the particular state to accumulate the necessary test data for registration. Soil TRIGGRR-Registered Trademark- and Foliar TRIGGRR-Registered Trademark- have been federally registered with the EPA. In addition, the Company has registered its products with certain appropriate state agencies and is pursuing registration in other states.

MARKETING

         The Company uses a small number of key regional and national distributors for its U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company is dependent on three domestic customers whose purchases amounted to 56% of the Company's agricultural product sales in fiscal 1999. Sales to two major domestic customers amounted to 51% in 1998.

MANUFACTURING

         All of the Company's proprietary formulations and finished products are manufactured at its Vista, CA facility.

         The Company has improved its production capabilities which has allowed it to seek new opportunities in manufacturing liquid specialty and fertilizer products for other companies.

LICENSES

         The Company has a license agreement with Westbridge Biosystems Ltd., a California limited partnership (the "Partnership"), for the base technology used in many of its products. Refer to Exhibit 10(o) Biosystems License Agreement, incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1989. On September 30, 1996, the Company and the Partnership amended the terms of the agreement. Under the terms of the amended agreement, the Company forgave its entire remaining note receivable balance of $195,942 from the Partnership in exchange for a restructuring of royalty fees and the term over which royalities are due the Partnership. Accordingly, the forgiven note balance has been recorded as prepaid royalties and is being amortized on a straight-line basis over the term of the amended licensing agreement, through December 31, 2006. Under the amended licensing agreement, the Company is required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of Gross Sales. Refer to exhibit 10(u), amended Biosystems License Agreement, of the Company's Annual Report or Form 10-KSB for the fiscal year ended November 30, 1996. Effective December 1, 1998 the Company and the Partnership have agreed to remove the Company as a limited partner of the Partnership in exchange for a reduced royalty payment of 2% and a change in the buyout provision.

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

EMPLOYEES

         At November 30, 1999, the Company had 10 employees, 7 full-time, 3 part time. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.


                               ITEM 2. PROPERTIES

         The Company's principal executive office is located at 1150 Joshua Way, Vista, California 92083. This facility consists of 9,515 square feet and is used for offices, a laboratory and the production and storage of agricultural products and materials. The Company leases these facilities under a lease that expires in March 2003. Rent is being expensed on a straight-line basis over the term of the lease.

         Rent expense for the years ending November 30, 1999 and 1998, net of sub-lease income, was $76,116 and $77,020, respectively.

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

(b) APPROXIMATE NUMBER OF HOLDERS FOR COMMON STOCK. The approximate number of record holders of Common Stock as of November 30, 1999, were 756.

(c) DIVIDENDS. The Company has paid no dividends. There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends. The Company does not expect to pay dividends in the foreseeable future.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         Total product sales were $1,588,689 in fiscal 1999 compared with $1,607,647 in fiscal 1998, a decrease of 1%. Prices for the Company's existing products remained stable during fiscal 1999. Production by gallons was 110,238 in 1999 and 98,112 in 1998, an increase of 12%. The decrease was due to higher volume sales of lower priced products during fiscal 1999.

         Cost of sales as a percentage of total product sales amounted to 42% or $662,677 in fiscal 1999, as compared with 38% or $603,459 in fiscal 1998. The increase was primarily the result of increased raw material and labor costs.

         Research and development expenses increased by $1,507, or 1% in fiscal 1999 from $144,013 in fiscal 1998.

         Selling expenses increased in relation to product sales for fiscal year 1999, representing 26% of product sales in fiscal 1999 versus 25% of product sales in fiscal 1998. This increase is a result of expanded advertising.

         General and administrative expenses decreased by 11% to $216,770 in fiscal 1999 from $244,293 in fiscal 1998. This decrease was due to reduced legal expenses and stock transfer agent expenses associated with the reverse stock split in the previous year.

         Royalty expense decreased to $43,517 in fiscal 1999 from $51,900 in fiscal 1998. This decrease is due to decreased sales in 1999, and the amendment to the royalty agreement.

         Interest expense increased to $29,485 for fiscal 1999, from $28,671 for fiscal 1998. This increase is primarily due a new capital lease obligation and new installment loan.

         The net income for fiscal 1999 was $25,996 compared with net income of $53,595 in fiscal 1998. The decrease in net income is primarily related to higher expenses associated with additional staffing and sales of products with lower margins.

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


LIQUIDITY AND CAPITAL RESOURCES

         Net working capital decreased to $270,565 at November 30, 1999, due primarily to notes payable to related parties being classified as current obligations at November 30, 1999.

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


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE

During January 1998, the Company filed Form 8-K notifying a change in its independent auditors from Peterson & Company to Pannell Kerr Forster.











                                    PART III


                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                               OF THE EXCHANGE ACT

         The executive officers and directors of the Company, as of November 30, 1999, were as follows:


     NAME                         AGE        PRINCIPAL OCCUPATION AND BUSINESS                           YEAR FIRST
     ----                         ---      EXPERIENCE DURING THE PAST FIVE YEARS                      BECAME DIRECTOR
                                           -------------------------------------                      ---------------
Christine Koenemann               47        Christine Koenemann was elected President                        1995
                                            and appointed as a Director of the Company on
                                            March 2, 1995. She has worked for the Company
                                            for the past 16 years in varying positions including
                                            Operations Manager, Shareholder Relations Liaison,
                                            Director of Administration, and Assistant Treasurer.
                                            She attended Indiana University School of Business
                                            and worked in retail management for five years.

William J. Dale                   67        Mr. Dale, appointed a director of the Company in                 1995
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

William M. Witherspoon            59        Mr. Witherspoon was appointed to the Board of                    1995
                                            Directors in August 1995, and he was elected
                                            Chairman at that time.  Mr. Witherspoon was a founder
                                            of Westbridge Research Group.  From 1982 until
                                            1989 he served as  Chairman of the Board of
                                            Directors.  Prior to and after founding Westbridge,
                                            he was a principal of Witherspoon and Town, a firm
                                            that engaged in starting and providing capital for
                                            real estate, agricultural and marketing businesses.
                                            For the past nine years, he worked as the owner of
                                            Firstlight Productions, an art production and marketing
                                            company.  Mr. Witherspoon holds a B.A. degree from
                                            Reed College and an M.A. from MERU.

William Fruehling                 60        Mr. Fruehling was appointed to the Board of Directors            1997
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


                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate remuneration paid in fiscal 1999:


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

         During fiscal 1997, 1998, and 1999 the Company granted non-qualified stock options to acquire 20,000, 13,750, and 15,000 shares, respectively at $0.50, $1.00, and $1.00 per share, respectively, to members of the Board of Directors. The options immediately vest upon grant and expire December 2001, 2002, and 2003, respectively. All of these options remain outstanding and exercisable at November 30, 1999.

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

         The Option Plan provided for the granting of options to full-time salaried officers and employees to purchase shares of Common Stock at prices per share which must not be less than 100% of the fair market value of the Common Stock subject thereto at the time each option is granted. Options granted under the Option Plan expire not later than five (5) years from the date of grant. The selection of individuals and the setting of the terms and provisions of the options received by them are determined by the Board of Directors (the "Board") or the Executive Committee. No option can be granted to an individual who will, immediately prior or immediately after the option is granted, own directly or indirectly more than 10% of the Company's outstanding Common Stock. Options are non-transferable by the optionee. Under this plan, an aggregate of 100,000 shares of Common Stock may be issued. As of November 30, 1999, 175 shares have been issued under the plan, and 4,250 options are outstanding at $6.00 per share.

         During 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 common shares may be granted at fair market value. During fiscal 1997 the Company granted options to acquire 50,000 shares at $0.50 per share to its President. At November 30, 1999, no shares had been issued under the 1994 Plan and 81,250 options at an exercise price between $0.50 and

$1.00 per share were outstanding, of which 58,450 were exercisable. No options were exercised during the fiscal year ended November 30, 1999. These options expire through the fiscal year ended November 30, 2009.

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

         During fiscal 1996 and 1997 the Company granted non-qualified stock options to acquire 40,000 shares at $0.50 per share to a consultant. The options immediately vest upon grant and expire as follows:


     Stock Options                         Exercise Price                                    Expiration Date
     -------------                         --------------                                    ---------------
         8,000                                $   .50                                        March 31, 2001
         8,000                                    .50                                         June 30, 2001
         8,000                                    .50                                    September 30, 2001
         8,000                                    .50                                     December 31, 2001
         8,000                                    .50                                        March 31, 2002



All of these options remain outstanding and exercisable at November 30, 1999.


                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 30, 1999, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.


                                                                                W/O Exercise
                                                   Amount and Nature of          Percent of          Percent of
              Name of Beneficial Owner             Beneficial Ownership            Class (5)            Class (6)
              ------------------------             --------------------            ---------            ---------
             Christine Koenemann                      107,500 (1)                      *               4.0
             1150 Joshua Way
             Vista, CA  92083



             Albert L. Good                           182,300                         8.7                8.7
             14550 Castle Rock Road
             Salinas, CA  93908

             Kenneth P. Miles                         117,867                         5.6                5.6
             8 Avenida Andra
             Palm Desert, CA  92260

             William M. Witherspoon (2)               199,297                         8.5                9.4
             PO Box 1735
             Fairfield, IA  52556

             William Fruehling (4)                      8,750                         *                  *
             5416 Renaissance Avenue
             San Diego, CA 92122

             William J. Dale (3)                       29,375                         *                  1.4
              1150 Joshua Way
             Vista, CA  92083

          All Directors & Officers                    344,922                         9.0               15.3
               as a Group (4 persons)



             * less than 1%

(1) Consists of exercisable options to purchase 1,250 shares at $6.00 per share and 88,250 at $0 .50 per share.

(2) Consists of exercisable options to purchase 10,000 shares at $0.50 per share and 10,000 shares at $1.00 per share.

(3) Consists of exercisable options to purchase 10,000 shares at $0.50 per share and 10,000 shares at $1.00 per share.

(4)      Consists of exercisable options to purchase 8,750 at $1.00 per share.

(5) Calculated as if no options were exercised and 2,103,438 shares outstanding.

(6) Calculated as if only that (those) shareholder's(s') options/warrants exercisable within 60 days were exercised and no other options/warrants were exercised.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None


                ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K.

(a)      1.       The following financial statements of the Company are included in Item 7:

                  Consolidated Balance Sheets at November 30, 1999 and 1998

                  Consolidated Statements of Operations for the
                    two years in the period ended November 30, 1999

                  Consolidated Statements of Shareholders' Equity for the
                    two years in the period ended November 30, 1999

                  Consolidated Statements of Cash Flows for the
                    two years in the period ended November 30, 1999

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2000.

                                          WESTBRIDGE RESEARCH GROUP

                                          By
                                             ---------------------------------
                                             Christine Koenemann, President
                                             Principal Executive Officer
                                             Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:


            SIGNATURE                    TITLE                         DATE
            ---------                    -----                         ----

                                        Director                   March 12, 2000
--------------------------------
William M. Witherspoon


                                        Director                   March 12, 2000
--------------------------------
Christine Koenemann


                                        Director                   March 12, 2000
--------------------------------
William J. Dale


                                        Director                   March 12, 2000
--------------------------------
William Fruehling



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