Form 10KSB40/A
period 1999-11-30
WESTBRIDGE RESEARCH GROUP
filed 2000-03-21
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                          WESTBRIDGE RESEARCH GROUP

                                          By /s/ CHRISTINE KOENEMANN
                                             ---------------------------------
                                             Christine Koenemann, President
                                             Principal Executive Officer
                                             Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:


            SIGNATURE                    TITLE                         DATE
            ---------                    -----                         ----

/s/ WILLIAM M. WITHERSPOON              Director                   March 12, 2000
--------------------------------
William M. Witherspoon


/s/ CHRISTINE KOENEMANN                 Director                   March 12, 2000
--------------------------------
Christine Koenemann


/s/ WILLIAM J. DALE                     Director                   March 12, 2000
--------------------------------
William J. Dale


/s/ WILLIAM FRUEHLING                   Director                   March 12, 2000
--------------------------------
William Fruehling



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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITOR'S REPORT

                 For The Years Ended November 30, 1999 and 1998

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT..............................................F-1

FINANCIAL STATEMENTS

      Consolidated Balance Sheets.....................................F-2 - 3

      Consolidated Statements of Operations ..............................F-4

      Consolidated Statements of Shareholders' Equity.....................F-5

      Consolidated Statements of Cash Flows...........................F-6 - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................F-8 - 21

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the "Company") as of November 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

San Diego, California                             PANNELL KERR FORSTER
February 7, 2000                                  Certified Public Accountants
                                                  A Professional Corporation

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           November 30, 1999 and 1998

                                     ASSETS

                                                                   1999            1998
                                                               ------------    ------------
Current assets:
      Cash and cash equivalents                                $    267,136    $    249,729
      Accounts receivable, less allowance of $5,000
         and $206 in 1999 and 1998, respectively                    270,032         296,312
      Inventories                                                    89,941         101,952
      Prepaid expenses and other current assets                      25,905          15,651
                                                               ------------    ------------

                  Total current assets                              653,014         663,644
                                                               ------------    ------------
Property and equipment, at cost:
      Machinery and equipment                                       196,131         163,931
      Office furniture and fixtures                                 302,892         258,240
      Vehicles                                                       36,295          20,597
                                                               ------------    ------------
                                                                    535,318         442,768
      Less accumulated depreciation                                (395,874)       (370,515)
                                                               ------------    ------------

                  Net property and equipment                        139,444          72,253
                                                               ------------    ------------

Long-term account receivable, net                                   130,000         130,000
Intangible assets, net                                              135,408         201,387
                                                               ------------    ------------

                                                               $  1,057,866    $  1,067,284
                                                               ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)
                           November 30, 1999 and 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   1999            1998
                                                               ------------    ------------
Current liabilities:
      Accounts payable                                         $     15,790    $     69,791
      Accrued expenses                                               63,260          65,406
      Current portion of long term debt                              35,647          48,203
      Current portion of capital lease obligations                   14,692           5,844
      Notes payable to related parties                              253,060         104,834
                                                               ------------    ------------

                  Total current liabilities                         382,449         294,078

Long-term debt                                                       19,631           8,979
Notes payable to related parties                                          -         149,366
Capital lease obligations, net of current portion                    31,615          16,686
                                                               ------------    ------------

                  Total liabilities                                 433,695         469,109
                                                               ------------    ------------

Commitments (Note 10)

Shareholders' equity:
      Preferred stock, 5,000,000 shares authorized,
         no shares outstanding in 1999 and 1998                           -               -
      Common stock, no par value, 9,375,000 shares
         authorized, 2,103,438 shares issued and
         outstanding in 1999 and 1998                             8,479,854       8,479,854
      Paid-in capital - warrants                                     95,000          95,000
      Accumulated deficit                                        (7,950,683)     (7,976,679)
                                                               ------------    ------------

                  Total shareholders' equity                        624,171         598,175
                                                               ------------    ------------

                                                               $  1,057,866    $  1,067,284
                                                               ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended November 30, 1999 and 1998

                                                                   1999            1998
                                                               ------------    ------------
Revenues:
      Agricultural product sales                               $  1,588,689    $  1,607,647
                                                               ------------    ------------

Costs and expenses:
      Cost of sales                                                 662,677         603,459
      Research and development                                      145,520         144,013
      Selling                                                       419,065         395,231
      General and administrative                                    216,770         244,293
      Royalties                                                      43,517          51,900
      Amortization of processes and formulas                         65,979          99,454
                                                               ------------    ------------

            Total costs and expenses                              1,553,528       1,538,350
                                                               ------------    ------------

Income from operations                                               35,161          69,297

Other income (expense):
      Interest expense                                              (29,485)        (28,671)
      Interest income                                                13,530           8,239
      Other income                                                    8,390           6,330
                                                               ------------    ------------

            Income before income taxes                               27,596          55,195

Provision for income taxes                                            1,600           1,600
                                                               ------------    ------------

            Net income                                         $     25,996    $     53,595
                                                               ============    ============


Net income per common share - basic                            $        .01    $        .03
                                                               ------------    ------------

Weighted average shares outstanding                               2,103,438       2,103,438
                                                               ============    ============

Net income per common share - diluted                          $        .01    $        .02
                                                               ------------    ------------

Weighted average shares, options and warrants outstanding         2,326,263       2,303,946
                                                               ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For The Years Ended November 30, 1999 and 1998

                                                             Paid-in
                                Common                       Capital      Accumulated
                                Stock          Amount        Warrants       Deficit           Total
                             ------------   ------------   ------------   ------------    ------------
Balance, November 30, 1997      2,103,438   $  8,479,854   $     95,000   $ (8,030,274)   $    544,580
      Net income                        -              -              -         53,595          53,595
                             ------------   ------------   ------------   ------------    ------------

Balance, November 30, 1998      2,103,438      8,479,854         95,000     (7,976,679)        598,175
      Net income                        -              -              -         25,996          25,996
                             ------------   ------------   ------------   ------------    ------------

Balance, November 30, 1999      2,103,438   $  8,479,854   $     95,000   $ (7,950,683)   $    624,171
                             ============   ============   ============   ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended November 30, 1999 and 1998

                                                                   1999            1998
                                                               ------------    ------------
Cash flows from operating activities:
      Net income                                               $     25,996    $     53,595
      Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                             29,368          29,397
            Amortization                                             65,979          99,454
            Capitalized interest on notes payable to related
               parties and long term debt                            19,290          18,984
            Gain on sale of property and equipment                   (1,050)              -
      Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable               26,280        (105,276)
            Decrease (increase) in inventories                       12,011         (19,893)
            Increase in prepaid expenses and
               other current assets                                 (10,254)         (1,260)
            (Decrease) increase in accounts payable                 (54,001)         12,395
            Decrease in accrued expenses                             (2,146)        (29,784)
            Decrease in deferred rent                                     -          (1,284)
                                                               ------------    ------------

                  Net cash flows provided by
                     operating activities                           111,473          56,328
                                                               ------------    ------------

Cash flows from investing activities:
      Purchase of property and equipment                            (61,581)        (15,636)
      Proceeds from sales of equipment                                1,050               -
                                                               ------------    ------------

                  Net cash flows used in
                       investing activities                         (60,531)        (15,636)
                                                               ------------    ------------

Cash flows from financing activities:
      Borrowings on long term debt                                   16,496               -
      Payments on notes payable to related
        parties and long-term debt                                  (38,829)        (39,164)
      Payments on capital lease obligations                         (11,202)         (3,580)
                                                               ------------    ------------

                  Net cash flows used in
                       financing activities                         (33,535)        (42,744)
                                                               ------------    ------------

Net increase (decrease) in cash and cash equivalents                 17,407          (2,052)

Cash and cash equivalents at beginning of year                      249,729         251,781
                                                               ------------    ------------

Cash and cash equivalents at end of year                       $    267,136    $    249,729
                                                               ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 For The Years Ended November 30, 1999 and 1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                  1999            1998
                                                                              ------------    ------------
Cash paid during the year for:
      Interest                                                                $     31,195    $      9,686
                                                                              ============    ============
      Income taxes                                                            $      1,600    $      1,600
                                                                              ============    ============

Supplemental disclosure of noncash investing and financing activities:
      Borrowing on capital lease obligation for
         machinery and equipment                                              $     34,979    $     10,615
                                                                              ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1999 and 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND BUSINESS

      Westbridge Research Group (the "Company") was incorporated in California on April 12, 1982 for the acquisition, research, development, manufacturing and marketing of biotechnological products in the agricultural and energy industries.

      NEW ACCOUNTING STANDARDS

      The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This new Statement, effective for financial statements for periods beginning after December 15, 1997, requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires the reporting of certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company adopted SFAS 131 in fiscal year 1999. The Company has determined that it operates in one segment.

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1999 and 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

      INTANGIBLE ASSETS

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

      SALES TO MAJOR CUSTOMERS

      Sales to major agricultural domestic customers were 56% and 51% of fiscal 1999 and 1998 net agricultural product sales, respectively. During fiscal 1999, 13% of total sales were derived from aggregate foreign sales compared to 11% in 1998. A majority of the Company's domestic sales are concentrated in Washington, California, Arizona and Texas, and a majority of the Company's foreign sales are concentrated in Peru.

      NET INCOME PER SHARE

      Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of diluted stock options and warrants using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,326,263 and 2,303,946 for 1999 and 1998, respectively.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1999 and 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                                 Years Ended November 30,
                                                                   1999            1998
                                                               ------------    ------------
Numerator for earnings per common share - net income           $     25,996    $     53,595
                                                               ------------    ------------

Denominator for basic earnings per common share                   2,103,438       2,103,438
                                                               ------------    ------------

Effect of dilutive securities                                       222,825         200,508
                                                               ------------    ------------

Denominator for diluted earnings per common share                 2,326,263       2,303,946
                                                               ------------    ------------

Net income per common share:
     Basic                                                     $        .01    $        .03
                                                               ============    ============

     Diluted                                                   $        .01    $        .02
                                                               ============    ============

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1999 and 1998

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

      The Company has adopted the disclosure provisions of SFAS No. 123 effective December 1, 1996. The Company has opted to follow the accounting provisions of APBO No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123. See Note 9.

      LONG LIVED ASSETS

      The Company investigates potential impairments of their long-lived assets on an exception basis when evidence exists that events or changes in circumstances may have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. No such losses have been identified.

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1999 and 1998

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

      Under the terms of the agreement the Partnership was required to fund research and development costs as follows:

            Cash                                          $   2,444,625
            1 year note, collected in prior years             2,423,375
            12 year note, due December 31, 1994              11,826,515
                                                          -------------
                                                          $  16,694,515
                                                          =============

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1999 and 1998

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

      During 1996 the Company applied royalties due to the Partnership totaling $571,635 to the note. Additionally, the Company received payments on the note totaling $99,552 and forgave $80,948 of the remaining balance. On September 30, 1996 the Company and the Partnership amended the terms of the Development Agreement and the Licensing Agreement. Under the terms of the amended agreements the Company forgave the entire remaining note receivable balance of $195,942 in exchange for a restructuring of the royalty fees and terms. Accordingly, the forgiven note balance has been recorded as prepaid royalties and is being amortized straight line over the term of the amended licensing agreement, through December 31, 2006 (see Note 5). Under the amended licensing agreement the Company is required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of gross sales of products utilizing the licensed technologies. The Company and the Partnership have now changed their relationship to remove the Company as a limited partner of the Partnership, to change the amount of the royalty payable under the licensing agreement to 2% as of December 1, 1998, and to change the buyout provision as called for in the Agreement dated October 1, 1996.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1999 and 1998

NOTE 3 - INVENTORIES

      Inventories consist of the following at November 30:

                                                                   1999            1998
                                                               ------------    ------------
            Raw materials                                      $     55,456    $     44,217
            Finished goods                                           34,485          57,735
                                                               ------------    ------------
                                                               $     89,941    $    101,952
                                                               ============    ============

      Certain of the Company's raw materials are obtained from a limited number of suppliers.

NOTE 4 - LONG-TERM ACCOUNT RECEIVABLE

      At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings. At November 30, 1999, the land is subject to a Mexican court pending foreclosure sale.

      The long term account receivable and related allowance for doubtful accounts at November 30 is as follows:

                                                                   1999            1998
                                                               ------------    ------------
            Long-term account receivable                       $    451,270    $    451,270
            Allowance for doubtful long-term account               (321,270)       (321,270)
                                                               ------------    ------------

                                                               $    130,000    $    130,000
                                                               ============    ============

NOTE 5 - INTANGIBLE ASSETS

      Intangible assets are as follows as of November 30:

                                                                   1999            1998
                                                               ------------    ------------
            Purchased processes and formulas                   $  3,097,369    $  3,097,369
            Prepaid royalties                                       195,942         195,942
                                                               ------------    ------------
                                                                  3,293,311       3,293,311
            Accumulated amortization                             (3,157,903)     (3,091,924)
                                                               ------------    ------------

                                                               $    135,408    $    201,387
                                                               ============    ============

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1999 and 1998

NOTE 6 - ACCRUED EXPENSES

      Accrued expenses consist of the following at November 30:

                                                                   1999           1998
                                                               ------------   ------------
                  Royalties - related party                    $      1,297   $      2,422
                  Auditing fees                                      17,665         17,706
                  Accrued vacation                                   16,362         15,345
                  Warranty                                           18,705         18,705
                  Sales commissions                                   9,083          9,800
                  Deferred rent, current portion                          -          1,284
                  Other                                                 148            144
                                                               ------------   ------------

                                                               $     63,260   $     65,406
                                                               ============   ============

      NOTE 7 - LONG-TERM DEBT

                                                                                             1999           1998
                                                                                         ------------   ------------
            Notes payable to an individual, with simple interest
                  at 8%. Principal and accrued interest are due
                  on demand. The Company is negotiating the
                  extension of the maturity date. Amount includes
                  accrued interest of $9,006 and $9,576 at
                  November 30, 1999 and 1998, respectively                               $     30,235   $     30,804

            Note payable to a bank bearing interest at 9.99%, principal and interest payable in monthly installments of $350 for 60 months, maturing
                  October 7, 2004. This note is collateralized
                  by a vehicle                                                                 16,064              -

            Note payable to SBA bearing interest at 10%, principal and interest payable monthly at $3,400 for 60 months, maturing April 1, 1999
                  This note is collateralized by all assets of
                  the Company                                                                       -         15,010

            Note payable to a bank bearing interest at 11.85%, principal and interest payable in monthly installments of $303 for 60 months, maturing
                  December 1, 2002. This note is collateralized
                  by a vehicle                                                                  8,979         11,368
                                                                                         ------------   ------------


                        Total long term debt                                                   55,278         57,182

                        Less:  Current portion                                                 35,647         48,203
                                                                                         ------------   ------------

                        Long term portion                                                $     19,631   $      8,979
                                                                                         ============   ============

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1999 and 1998

NOTE 7 - LONG-TERM DEBT (Continued)

      Aggregate maturities of long term debt at November 30, 1999 are as follows:

                    Year Ended              Amount
                    ----------              ------
                       2000              $   35,647
                       2001                   6,045
                       2002                   6,569
                       2003                   3,669
                       2004                   3,348
                                         ----------

                                         $   55,278
                                         ==========

NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

      At November 30, notes payable to related parties were as follows:

                                                                                             1999           1998
                                                                                         ------------   ------------
      Notes payable to various related parties with simple interest at 8%
            collateralized by a subordinated security interest in substantially all assets of the Company. Principal and accrued interest due at maturity September 1, 2000. Amounts include accrued interest of
            $43,525 and $46,281 at November 30, 1999 and 1998, respectively              $    146,610   $    149,366

      Note  payable to related party with simple interest compounded annually at prime plus 1% which at November 30, 1999 and 1998 was 8.25% and 9%
            respectively. Collateralized by a subordinated security interest in substantially all assets of the Company. Principal and accrued interest originally due at maturity in June 1995. The note is due on demand. The Company is negotiating the extension of the maturity date. Amounts include accrued interest of $56,450 and $54,834 at
            November 30, 1999 and1998,
            respectively                                                                      106,450        104,834
                                                                                         ------------   ------------

                  Total notes payable to related parties                                      253,060        254,200

                  Less: Current portion                                                       253,060        104,834
                                                                                         ------------   ------------

                  Notes payable to related parties, long-term                            $          -   $    149,366
                                                                                         ============   ============

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1999 and 1998

NOTE 9 - STOCK OPTIONS AND WARRANTS

      During fiscal 1983 the Company established an employee incentive stock option plan ("the 1983 Plan") under which options to purchase an aggregate of 100,000 common shares may be granted to key employees of the Company. Stock options granted under the plan expire at the earlier of ten years from the date of grant or termination of employment. During 1994, the 1983 Plan was terminated and, accordingly, no further stock options can be granted under this plan. Stock options for the purchase of 4,250 shares at an exercise price of $6.00 per share remain outstanding and exercisable at November 30, 1999. These stock options expire if not exercised on or before November 5, 2000.

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

      At November 30, 1999 and 1998, a total of 18,750 shares remain reserved and available for future stock option grants under the 1994 Plan, respectively.

      A summary of the stock option activity under the 1983 and 1994 Plans is as follows:

                                                                                                Weighted
                                                                                Exercise        Average
                                                                 Stock          Price Per      Price Per
                                                                Options           Share           Share
                                                             ------------     ------------    ------------
      Outstanding at November 30, 1997                             84,000     $   .50-6.00    $       1.33
      Granted                                                      10,000             1.00            1.00
      Expired or canceled                                          (4,250)            6.00            6.00
      Exercised                                                        -                -               -
                                                             ------------     ------------    ------------

      Outstanding at November 30, 1998                             89,750       .50 - 6.00            1.08
      Granted                                                           -                -               -
      Expired or canceled                                          (4,250)            6.00            6.00
      Exercised                                                        -                -               -
                                                             ------------     ------------    ------------

      Outstanding at November 30, 1999                             85,500     $ .50 - 6.00    $        .83
                                                             ============     ============    ============

      Vested stock options at November 30, 1999                    66,950
                                                             ============

      During fiscal 1995 the Company granted non-qualified stock options to acquire 50,000 shares at $.50 per share to its President. The options immediately vest upon grant and expire in September 2000. All of these options remain outstanding and exercisable at November 30, 1999 and 1998.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1999 and 1998

NOTE 9 - STOCK OPTIONS AND WARRANTS (Continued)

      During fiscal 1996 and 1997 the Company granted non-qualified stock options to acquire a total of 40,000 shares at $.50 per share, the then fair value of the shares, to a consultant. The options immediately vest upon grant and remain outstanding and exercisable at November 30, 1999 and 1998. A summary of these stock options is as follows:

                Stock           Exercise Price       Expiration
               Options            Per Share              Date
             ------------       --------------    ------------------
                   8,000        $          .50    March 31, 2001
                   8,000                   .50    June 30, 2001
                   8,000                   .50    September 30, 2001
                   8,000                   .50    December 31, 2001
                   8,000                   .50    March 31, 2002

      During fiscal 1997 the Company granted non-qualified stock options to acquire 20,000 shares at $.50 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2001. All of these options remain outstanding and exercisable at November 30, 1999 and 1998.

      During fiscal 1998 the Company granted non-qualified stock options to acquire 13,750 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2002. All of these options remain outstanding and exercisable at November 30, 1999.

      During fiscal 1999 the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2003. All of these options remain outstanding and exercisable at November 30, 1999.

      At November 30, 1999 the Company had 30,000 fully vested and exercisable warrants outstanding to purchase shares of its stock at $.40 per share. 15,000 of the warrants expire January 10, 2000 and 15,000 expire January 10, 2001.

      The Company has elected to account for nonqualified grants and grants under its 1994 Plan following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the years ended November 30, 1999 and 1998. Under SFAS 123, the fair value of each option granted during the years ended November 30, 1999 and 1998 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk free interest rate of 5.07% to 5.12%, price volatility of .5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS 123, reported net income and earnings per common share would have been as follows:

                           WESTBRIDGE RESEARCH GROUP
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          November 30, 1999 and 1998

NOTE 9 - STOCK OPTIONS AND WARRANTS (Continued)

                                              November 30,   November 30,
                                                  1999           1998
                                              ------------   ------------
      Net income:
         As reported                          $     25,996   $     53,595
         Proforma                             $     20,165   $     35,096

      Basic and diluted earnings per share:
         Basic--as reported                   $        .01   $        .03
         Basic--Proforma                      $        .01   $        .02

         Diluted--as reported                 $        .01   $        .02
         Diluted--Proforma                    $        .01   $        .02

NOTE 10 - COMMITMENTS

      The Company leases its facilities under a non-cancelable operating lease that expires March 31, 2003. The lease agreement contains a two year renewal option and it is management's intention to exercise this option. Rent is being expensed on a straight line basis over the term of the lease. The Company also leases certain of its property and equipment from BSB Leasing, through capital leases that expire in October 2001, August 2002 and March 2003, respectively. Capitalized leases included in property and equipment amounted to approximately $61,900 and $26,900, before accumulated depreciation of approximately $12,800 and $9,300 as of November 30, 1999 and 1998, respectively. Minimum future obligations under these leases as of November 30 are as follows:

                                           Year Ending
                                          November 30,         Capital        Operating
                                          ------------         -------        ---------
                                               2000          $     21,098   $     78,952
                                               2001                20,185         79,728
                                               2002                14,640         81,320
                                               2003                 3,433         27,372
                                                             ------------   ------------

                  Total minimum lease payments                     59,356   $    267,372
                                                                            ============

                  Amount representing interest                    (13,049)
                                                             ------------

                  Present value of minimum lease payments    $     46,307
                                                             ============

      Rent expense under the non-cancelable operating lease, net of sub-lease income, was $76,116 and $77,020 for the years ended November 30, 1999 and 1998, respectively.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1999 and 1998

NOTE 11 - INCOME TAXES

      Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of November 30:

                                                        1999            1998
                                                    ------------    ------------
      Deferred tax assets
        Net operating loss carryforwards            $  1,532,000    $  1,695,000
        Tax credit carryforwards                          72,000          72,000
        Other                                             66,000          10,000
                                                    ------------    ------------
           Gross deferred tax assets                   1,670,000       1,777,000
        Less valuation allowance                      (1,670,000)     (1,777,000)
                                                    ------------    ------------

           Net deferred tax assets                  $          -    $          -
                                                    ============    ============

      Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance decreased by $107,000 from 1998.

      At November 30, 1999, the Company has a federal income tax net operating loss carryforward of approximately $4,390,000 and a California tax net operating loss carryforward of approximately $670,000. The federal and California net operating loss carryforwards expire through the year 2011 and 2001, respectively.

      At November 30, 1999, the Company has federal income tax credit carryforwards of approximately $72,000. These credits expire through the year 2000. The Company accounts for its tax credits under the flow through method.

      Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period. Management has not completed an analysis in order to determine whether a cumulative change in ownership of more than 50% has occurred within any three year period.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1999 and 1998

NOTE 11 - INCOME TAXES (Continued)

      A reconciliation of the effective tax rates with the federal statutory rate is as follows as of November 30:

                                                                   1999            1998
                                                               ------------    ------------
Income tax benefit at 35% statutory rate                       $      9,000    $     19,000
Change in valuation allowance                                      (107,000)        (65,000)
Nondeductible expenses                                               16,000          30,000
Adjustment to carryforwards                                          84,000               -
Other                                                                (2,000)         25,600
State income taxes, net                                               1,600          (8,000)
                                                               ------------    ------------

                                                               $      1,600    $      1,600
                                                               ============    ============

NOTE 12 - RECLASSIFICATION

      Certain amounts in the 1998 consolidated balance sheet and consolidated statement of operations have been reclassified in order to conform to the current year presentation.