Form 10QSB
period 2000-02-29
WESTBRIDGE RESEARCH GROUP
filed 2000-04-19
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended February 29, 2000

Commission file number 2-92261


WESTBRIDGE RESEARCH GROUP
-----------------------------------------------------------------

            California                               95-3769474
---------------------------------                  ---------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)


       1150 Joshua Way
       Vista, California                            92083
---------------------------------------      -------------------
(Address of principal executive office)           (Zip Code)

Registrant's telephone number,
including area code:                            (760) 599-8855
                                             -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing require-ments for the past 90 days. Yes  X   No
                                              -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of February 29, 2000.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS
                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                 FEBRUARY 29,        NOVEMBER 30,
                                                                    2000                 1999
                                                                 (UNAUDITED)          (AUDITED)
                                                                 -----------          ---------


                                     ASSETS

CURRENT ASSETS
Cash                                                          $      235,722        $      267,136
Trade accounts receivable, less allowance for doubtful
         accounts of $5,000 and $5,000 respectively                  252,460               270,032
Inventories                                                          118,348                89,941
Prepaid expenses and other current assets                             34,387                25,905
                                                              --------------        --------------

         Total Current Assets                                        640,917               653,014


PROPERTY AND EQUIPMENT                                               546,182               535,318
         Less accumulated depreciation                              [405,116]             [395,874]
                                                              --------------        --------------

                  Net Property and Equipment                         141,066               139,444


PREPAID ROYALTY, net of accumulated
         amortization of $65,313 and $60,534
         respectively                                                130,629               135,408
LONG TERM ACCOUNTS RECEIVABLE, net                                   130,000               130,000
                                                              --------------        --------------

TOTAL ASSETS                                                  $    1,042,612        $    1,057,866
                                                              ==============        ==============

                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)

                                                           FEBRUARY 29,         NOVEMBER 30,
                                                              2000                1999
                                                           (UNAUDITED)          (AUDITED)
                                                           ------------        ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                          $     85,229        $     15,790
Notes payable - related parties                                249,534             253,060
Accrued expenses                                                47,784              63,260
Long-term debt                                                  29,687                 --
Current portion of capital lease obligation                     15,293              14,692
Current portion of long-term debt                                5,834              35,647
                                                          ------------        ------------

         TOTAL CURRENT LIABILITIES                             433,361             382,449


Long-term debt                                                  17,923              19,631
Capital lease obligations:
         net of current portion                                 26,466              31,615
                                                          ------------        ------------

TOTAL LIABILITIES                                              477,750             433,695
                                                          ------------        ------------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares                      8,479,854           8,479,854

Paid in Capital:                                                95,000              95,000
Accumulated deficit                                         [8,009,992]         [7,950,683]
                                                           -----------        ------------

         TOTAL SHAREHOLDERS' EQUITY                            564,862             624,171
                                                           -----------        ------------

         TOTAL LIABILITIES &
         SHAREHOLDERS' EQUITY                              $ 1,042,612        $  1,057,866
                                                           ===========        ============

                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                              FEBRUARY 29,        FEBRUARY 28,
                                                                   2000               1999
                                                              ================================
NET SALES                                                     $    221,537        $    235,631

COST OF SALES                                                       74,840              80,483
                                                              ------------        ------------

GROSS PROFIT                                                       146,697             155,148
                                                              ------------        ------------

OPERATING EXPENSES
      Research and development                                      37,121              27,497
      Selling                                                       98,764             104,961
      General and administration                                    54,445              47,576
      Royalties                                                     12,217              13,705
      Amortization of formula                                           --              20,084
                                                              ------------        ------------

      TOTAL OPERATING EXPENSES                                     202,547             213,823
                                                              ------------        -------------

      Operating loss                                               [55,850]            [58,675]

OTHER INCOME (EXPENSE)
      Interest expense                                              [6,962]             [6,425]
      Interest income                                                5,103                 917
      Other income                                                   --                  7,340
                                                              ------------        -------------

Loss before income taxes                                           [57,709]            [56,843]

 Provision for income taxes                                          1,600               1,600
                                                              ------------        -------------

      Net Loss                                                $    [59,309]       $    [58,443]
                                                              ============        =============


Basic earnings per common share                               $      [.03]        $       [.03]
                                                              ============        =============

Weighted average shares outstanding                              2,103,438           2,103,438
                                                              ============        =============

Diluted earnings per common share                             $         --        $         --
                                                              ============        ============

Weighted average shares, options and
     warrants outstanding                                     $         --        $         --
                                                              ============        ============

                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                      FEBRUARY 29,             FEBRUARY 28,
                                                                           2000                     1999
                                                                    ==========================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $     [59,309]             $   [57,693]

Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:

Amortization of prepaid royalty                                             4,779                    4,779
Depreciation and amortization                                               9,242                   25,669

Changes in Operating Assets and Liabilities:

      Decrease in trade accounts receivable                                17,572                    8,127
      Increase in inventories                                             [28,407]                 [26,595]
      Increase in prepaid expenses                                         [8,482]                 [11,342]
      Increase in accounts payable                                         69,439                   15,182
      Decrease in accrued liabilities                                     [15,476]                  [5,987]
                                                                    -------------              -----------

Net cash used in operating activities                                     [10,642]                 [47,860]
                                                                    -------------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                        [10,864]                 [52,684]
                                                                    -------------              -----------
Net cash used in investing activities                                     [10,864]                 [52,684]
                                                                    -------------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                                      [4,548]                  [1,346]
Payments on notes payable and notes payable-
     related parties                                                       [5,360]                  [5,700]
                                                                    -------------              -----------

Net Cash used in financing activities                                      [9,908]                  [7,046]
                                                                    -------------              -----------

DECREASE IN CASH                                                          [31,414]                [107,590]

CASH AT BEGINNING OF PERIOD                                               267,136                  249,729
                                                                    -------------              -----------

CASH AT END OF PERIOD                                               $     235,722             $      142,139
                                                                    =============             ==============

                  See accompanying notes to consolidated
                      condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION:

              The consolidated condensed balance sheet as of February 29, 2000, the consolidated condensed statement of operations for the three-month periods ended February 29, 2000, and February 28, 1999, respectively, and the consolidated condensed statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1999 Annual Report on Form 10-KSB. The results of operations for the quarter ended February 29, 2000, are not necessarily indicative of the operating results for the full year.


B.       RECLASSIFICATION:

              Certain amounts on the November 30, 1999 consolidated balance sheet have been reclassified to conform to the current period presentation.


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


D.       SUBSEQUENT EVENTS:
              None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:


         Net sales for the first quarter of fiscal 2000 were $221,537, representing a decrease of 6% over the same period in 1999.

         Cost of sales as a percentage of net sales remained at 34% for the quarter ended February 29, 2000 as compared with the same period in the prior year.

         Operating expenses for the three month period ended February 29, 2000 decreased by 5% from the same period in the prior year. The decrease is primarily due to a reduction in the amortization of formula which was fully amortized in June, 1999.

         Research and development expenses increased by $9,624, or 35% over the prior year's first quarter. This increase is due to an increase in wages and benefits attributable to the research and development function.

         Selling expenses as a percentage of net sales for the three month period ended February 29, 2000 remained at approximately 45% compared with the same period in the prior year.

         General and administrative expenses during the three month period ended February 29, 2000 increased by $6,869 or 14%, compared with the same period in the prior year. This increase is due to increased wages and insurance.

         Net loss for the quarter ended February 29, 2000 was $59,309 or $.03 per common share compared with a net loss of $58,443, or $.03 per common share for the same period in the prior year.

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

         Working capital was $207,556 at February 29, 2000, down from $270,565 at November 30, 1999.

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



                                            WESTBRIDGE RESEARCH GROUP
                                                 (Registrant)

                                            /s/
                                            -------------------------
                                            Christine Koenemann, President
                                            Principal Executive Officer
                                            Principal Financial Officer



Date:  April 19, 2000