Form 10QSB
period 2000-05-31
WESTBRIDGE RESEARCH GROUP
filed 2000-07-20
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended May 31, 2000

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
                                             -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of May 31, 2000.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS
                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    MAY 31,                NOVEMBER 30,
                                                                     2000                      1999
                                                                  (UNAUDITED)                (AUDITED)
                                                              ------------------        -----------------
                                ASSETS

CURRENT ASSETS
Cash                                                          $          295,669        $          267,136
Trade accounts receivable, less
         allowance for doubtful accounts of
         $5,000 and $5,000 respectively                                  412,825                   270,032
Inventories                                                              142,156                    89,941
Prepaid expenses and other
         current assets                                                   23,946                    25,905
                                                              ------------------        ------------------

         Total Current Assets                                            874,596                   653,014


PROPERTY AND EQUIPMENT                                                   549,496                   535,318
         Less accumulated depreciation                                  (414,359)                 (395,874)
                                                             -------------------        ------------------

                  Net Property and Equipment                             135,137                   139,444

PREPAID ROYALTY, net of accumulated
         amortization of $70,092 and $60,534
         respectively                                                    125,850                   135,408
LONG TERM ACCOUNTS RECEIVABLE, net                                       130,000                   130,000
                                                             -------------------        ------------------

TOTAL ASSETS                                                 $         1,265,583        $        1,057,866
                                                             ===================        ==================







                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)

                                                                    MAY 31,                NOVEMBER 30,
                                                                     2000                      1999
                                                                  (UNAUDITED)                (AUDITED)
                                                              ------------------        ------------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                              $           94,275        $           15,790
Notes payable - related parties                                          246,188                   253,060
Note payable                                                              29,139                    30,234
Accrued expenses                                                          49,967                    63,260
Current portion of capital
     lease obligation                                                     15,919                    14,692
Current portion of long-term debt                                          5,197                     5,413
                                                              ------------------        ------------------

         TOTAL CURRENT LIABILITIES                                       440,685                   382,449


Long-term debt                                                            17,226                    19,631
Capital lease obligations:
         net of current portion                                           22,754                    31,615
                                                              ------------------        ------------------

TOTAL LIABILITIES                                                        480,665                   433,695
                                                              ------------------        ------------------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares                                8,479,854                 8,479,854

Paid in Capital:                                                          95,000                    95,000
Accumulated deficit                                                   (7,789,936)               (7,950,683)
                                                              ------------------        -------------------

         TOTAL SHAREHOLDERS' EQUITY                                      784,918                   624,171
                                                              ------------------        ------------------

         TOTAL LIABILITIES &
         SHAREHOLDERS' EQUITY                                 $        1,265,583        $        1,057,866
                                                              ==================        ==================



                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS                                SIX MONTHS
                                                       ENDED MAY 31                               ENDED MAY 31
                                                  2000            1999                       2000              1999
                                              ---------------------------               ------------------------------

NET SALES                                     $   685,166     $   623,113               $    906,703      $    858,744

COST OF SALES                                     231,462         225,591                    306,302           306,074
                                              -----------     -----------               ------------      ------------

GROSS PROFIT                                      453,704         397,522                    600,401           552,670
                                              -----------     -----------               ------------      ------------
OPERATING EXPENSES
      Research and development                     35,554          37,510                     72,675            65,007
      Selling                                     123,119         123,536                    221,883           228,497
      General and administration                   52,512          55,588                    106,957           103,164
      Royalties                                    21,590          18,789                     33,807            32,492
      Amortization of formula                          --          20,085                         --            40,169
                                              -----------     -----------               ------------      ------------

         TOTAL OPERATING EXPENSES                 232,775         255,508                    435,322           469,329
                                              -----------     -----------               ------------      ------------

      Operating income                            220,929         142,014                    165,079            83,341

OTHER INCOME (EXPENSE)
      Interest expense                             (7,548)         (6,153)                   (14,510)          (12,578)
      Interest income                               5,053           2,922                     10,156             3,839
      Other income                                  1,622               0                      1,622             6,491
                                              -----------     -----------               ------------      ------------

      Income before income taxes                  220,056         138,783                    162,347            81,093

Provision for income taxes                             --           1,600                      1,600             1,600
                                              -----------     -----------               ------------      ------------

      Net income                              $   220,056     $   137,183               $    160,747      $     79,493
                                              ===========     ===========               ============      ============

Basic earnings per common share               $       .11     $       .07               $        .08      $        .04
                                              ===========     ===========               ============      ============

Weighted average shares
      outstanding                               2,103,438       2,103,438                  2,103,438         2,103,438
                                              ===========     ===========               ============      ============


Diluted earnings per
      common share                            $       .09     $       .06               $        .07      $        .03
                                              ===========     ===========               ============      ============

Weighted average shares, options
      and warrants outstanding                $ 2,330,638     $ 2,314,888               $  2,330,638      $  2,312,888
                                              ===========     ===========               ============      ============



                                     See accompanying notes to consolidated
                                        condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                             MAY 31,                   MAY 31,
                                                                              2000                      1999
                                                                       ============================================
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $         160,747         $           79,493

   Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:

   Amortization of prepaid royalty                                                 9,558                      9,558
   Depreciation and amortization                                                  18,485                     51,340

   Changes in Operating Assets and Liabilities:

         Increase in trade accounts receivable                                  (142,793)                  (123,794)
         Increase in inventories                                                 (52,215)                   (27,493)
         Decrease [increase] in prepaid expenses                                   1,959                    (14,921)
         Increase [decrease] in accounts payable                                  78,485                     (8,628)
         [Decrease] increase in accrued liabilities                              (13,293)                       587
                                                                       ------------------        ------------------

   Net cash provided by [used in] operating activities                            60,933                    (33,858)
                                                                       -----------------         ------------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                            (14,178)                   (63,702)
                                                                       -----------------         ------------------

   Net cash used in investing activities                                         (14,178)                   (63,702)
                                                                       -----------------         ------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                                          (7,634)                    (5,910)
   Borrowings on capital lease obligations                                                                   34,979
   Payments on notes payable and notes payable-
        related parties                                                          (10,588)                    (9,613)
                                                                       -----------------         ------------------

   Net Cash [used in] provided by financing activities                           (18,222)                    19,456
                                                                       -----------------         ------------------

   INCREASE [DECREASE] IN CASH                                                    28,533                    (78,104)

   CASH AT BEGINNING OF PERIOD                                                   267,136                    249,729
                                                                       -----------------         ------------------

   CASH AT END OF PERIOD                                               $         295,669         $          171,625
                                                                       =================         ==================


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION:

              The consolidated balance sheet as of May 31, 2000, the consolidated statement of operations for the six-month periods ended May 31, 2000, and 1999, respectively, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1999 Annual Report on Form 10-KSB. The results of operations for the quarter ended May 31, 2000, are not necessarily indicative of the operating results for the full year.

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

              None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

         Net sales for the three month period ended May 31, 2000 were $685,166, representing a 10% increase from the same period in the prior year. For the six month period ended May 31, 2000, sales were $906,703 and represents an increase of 6% from $858,744 in the prior year. This increase is due to increased sales to existing customers.

         Cost of sales as a percentage of net sales decreased to 34% for the quarter ended May 31, 2000 as compared with 36% for the same period in the prior year. For the six month period ended May 31, 2000, cost of sales as a percentage of net sales also decreased to 34% from 36% when compared with the prior year.

         Operating expenses for the three and six month periods ended May 31, 2000 decreased 9% and 8%, respectively, compared with the same periods in the prior year. The decrease is primarily due to a reduction in the amortization of formula which was fully amortized in June, 1999.

         Research and development expenses as a percentage of net sales for the three and six month periods ended May 31, 2000 were 6% and 8% respectively, compared with 6% and 8% for the same periods in the prior year.

         Selling expenses as a percentage of net sales for the three and six month periods ended May 31, 2000 were 18% and 25%, respectively, compared with 20% and 27% for the same periods in the prior year.

         General and administrative expenses in the three and six month periods ended May 31, 2000 decreased by $3,076 or 6%, and increased $3,793 or 4%, respectively, when compared with the same periods in the prior year.

         Net income for the quarter ended May 31, 2000 was $220,056 as compared with net income of $137,183, for the same period in the prior year. Accordingly, basic earnings per share increased to approximately $.11 for the quarter ended May 31, 2000 compared with approximately $.07 for the quarter ended May 31, 1999.

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

         Working capital was $433,911 at May 31, 2000, up from $270,565 at November 30, 1999.

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

                  27  Financial Data Schedule

         B.       REPORTS ON FORM 8-K

                  None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WESTBRIDGE RESEARCH GROUP
                                                       (Registrant)

                                               /s/  Christine Koenemann
                                               ------------------------------
                                               Christine Koenemann, President
                                               Principal Executive Officer
                                               Principal Financial Officer

Date:  July 19, 2000