Form 10QSB
period 2000-08-31
WESTBRIDGE RESEARCH GROUP
filed 2000-10-16
CIK 750150

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended August 31, 2000

Commission file number 2-92261


WESTBRIDGE RESEARCH GROUP
_______________________________________________________________________________

          CALIFORNIA                                    95-3769474
_________________________________             _________________________________
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)


       1150 JOSHUA WAY
       VISTA, CALIFORNIA                                    92083
_________________________________             _________________________________
     (Address of principal                                (Zip Code)
       executive office)

Registrant's telephone number,
including area code:                                    (760) 599-8855
                                              _________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No
                                                     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of August 31, 2000.

     PART I - FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS

                 WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    AUG 31,     NOVEMBER 30,
                                                     2000           1999
                                                 (UNAUDITED)      (AUDITED)
                                                 -----------    ------------
              ASSETS
CURRENT ASSETS
Cash                                             $   340,138    $   267,136
Trade accounts receivable, less
     allowance for doubtful accounts of
     $5,000 and $5,000 respectively                  318,157        270,032
Inventories                                           99,278         89,941
Prepaid expenses and other
     current assets                                   21,205         25,905
                                                 -----------    ------------
     Total Current Assets                            778,778        653,014


PROPERTY AND EQUIPMENT                               556,796        535,318
     Less accumulated depreciation                  [423,603]      [395,874]
                                                 -----------    ------------
     Net Property and Equipment                      133,193        139,444


PREPAID ROYALTY, net of accumulated
     amortization of $74,871 and $60,534
     respectively                                    121,071        135,408
LONG TERM ACCOUNTS RECEIVABLE, net                   130,000        130,000
                                                 -----------    ------------
TOTAL ASSETS                                     $ 1,163,042    $ 1,057,866
                                                 ===========    ============


                    See accompanying notes to consolidated
                        condensed financial statements.

                   WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    AUG 31,     NOVEMBER 30,
                                                     2000           1999
                                                 (UNAUDITED)      (AUDITED)
                                                 -----------    ------------
CURRENT LIABILITIES
Accounts payable                                 $    27,275    $     15,790
Notes payable - related parties                      225,056         253,060
Note payable                                          26,478          30,234
Accrued expenses                                      49,344          63,260
Current portion of capital
   lease obligation                                   16,572          14,692
Current portion of long-term debt                      5,857           5,413
                                                 -----------    ------------
      TOTAL CURRENT LIABILITIES                      350,582         382,449

Long-term debt                                        15,202          19,631
Capital lease obligations:
     net of current portion                           17,901          31,615
                                                 -----------    ------------
TOTAL LIABILITIES                                    383,685         433,695
                                                 -----------    ------------

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares            8,479,854       8,479,854

Paid in Capital:                                      95,000          95,000
Accumulated deficit                               [7,795,497]     [7,950,683]
                                                 -----------    ------------
       TOTAL SHAREHOLDERS' EQUITY                    779,357         624,171
                                                 -----------    ------------
       TOTAL LIABILITIES &
       SHAREHOLDERS' EQUITY                      $ 1,163,042    $  1,057,866
                                                 ===========    ============

                    See accompanying notes to consolidated
                        condensed financial statements.

                   WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                            THREE MONTHS                       NINE MONTHS
                                                            ENDED AUG 31                      ENDED AUG 31
                                                      2000                 1999         2000                 1999
                                                   -------------------------------   --------------------------------
NET SALES                                          $   415,901        $   461,918     $ 1,322,604        $ 1,320,662
COST OF SALES                                          186,352            208,929         492,654            515,003
                                                   ------------       ------------   ---------------     ------------
GROSS PROFIT                                           229,549            252,989         829,950            805,659
                                                   ------------       ------------   ---------------     ------------
OPERATING EXPENSES
   Research and development                             33,579             41,675         106,254            106,682
   Selling                                             113,290            101,077         335,173            329,574
   General and administration                           70,876             59,784         177,823            162,947
   Royalties                                            16,092             17,022          49,899             49,514
   Amortization of formula                                  --              6,694              --             46,863
                                                   ------------       ------------   ---------------     ------------
      TOTAL OPERATING EXPENSES                         233,837            226,252         669,149            695,580
                                                   ------------       ------------   ---------------     ------------
   Operating [loss] income                              [4,288]            26,737         160,801            110,079

OTHER INCOME (EXPENSE)
   Interest expense                                     [8,043]            [6,468]        [22,553]           [19,046]
   Interest income                                       6,760              5,584          16,916              9,423
   Other income                                             --                850           1,622              7,340
                                                   ------------       ------------   ---------------     ------------
   [Loss] Income before income taxes                    [5,571]            26,703         156,786            107,796
                                                   ------------       ------------   ---------------     ------------
Provision for income taxes                                  --                 --           1,600              1,600

   Net income                                      $    [5,571]       $    26,703    $    155,186        $   106,196

Basic earnings per common share                    $       .00        $       .02    $        .07        $       .05
                                                   ============       ============   ===============     ============
Weighted average shares
   outstanding                                       2,103,438          2,103,438       2,103,438          2,103,438
                                                   ------------       ------------   ---------------     ------------
Diluted earnings per
   common share                                    $       .00        $       .02   $         .07        $       .05
                                                   ============       ============   ===============     ============
Weighted average shares, options
   and warrants outstanding                          2,320,438          2,333,588       2,320,438          2,328,955
                                                   ============       ============   ===============     ============

                    See accompanying notes to consolidated
                        condensed financial statements.

                   WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                AUG 31,          AUG 31,
                                                                                 2000             1999
                                                                         ====================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $     155,186      $     106,196
                                                                         ----------------   -----------------
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:

Amortization of prepaid royalty                                                 14,337             14,337
Depreciation and amortization                                                   27,729             63,620

Changes in Operating Assets and Liabilities:

    Increase in trade accounts receivable                                      [48,125]           [96,356]
    Increase in inventories                                                     [9,337]           [18,736]
    Decrease [increase] in prepaid expenses                                      4,700            [19,376]
    Increase in accounts payable                                                11,485             28,881
    [Decrease] increase in accrued liabilities                                 [13,916]             2,560
                                                                         ----------------   -----------------
Net cash provided by operating activities                                      142,059             81,126
                                                                         ----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                             [21,478]           [65,942]
                                                                         ----------------   -----------------
Net cash used in investing activities                                          [21,478]           [65,942]
                                                                         ----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                                          [11,834]           [10,259]
Borrowings on capital lease obligations                                             --             34,979
Payments on notes payable and notes payable-
     related parties                                                           [35,745]           [14,440]
                                                                         ----------------   -----------------

Net Cash [used in] provided by financing activities                            [47,579]            10,280
                                                                         ----------------   -----------------
INCREASE IN CASH                                                                73,002             25,464

CASH AT BEGINNING OF PERIOD                                                    267,136            249,729
                                                                         ----------------   -----------------
CASH AT END OF PERIOD                                                    $     340,138      $     275,193
                                                                         ================   =================

                  See accompanying notes to consolidated
                       condensed financial statements.

                   WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION:

     The consolidated balance sheet as of August 31, 2000, the consolidated statements of operations for the three and nine-month periods ended August 31, 2000, and 1999, respectively, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1999 Annual Report on Form 10-KSB. The results of operations for the quarter ended August 31, 2000, are not necessarily indicative of the operating results for the full year.

B.   RECLASSIFICATION:
        None.

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

D.   SUBSEQUENT EVENTS:
        None

                   WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

     Net sales for the three month period ended August 31, 2000 were $415,901, representing a 10% decrease from the same period in the prior year. For the nine month period ended August 31, 2000, sales were $1,322,604 and represents a nominal increase from $1,320,662 in the prior year. The three month decrease is due to a significant portion of third quarter sales placed in the second quarter of 2000 creating a 10% increase in that quarter.

     Cost of sales as a percentage of net sales remained at 45% for the quarter ended August 31, 2000 when compared with the same period in the prior year. For the nine month period ended August 31, 2000, cost of sales as a percentage of net sales decreased to 37% compared with 39% in the prior year. These increases are due to increased sales of higher margin products.

     Operating expenses for the three and nine month periods ended August 31, 2000 increased 3% and decreased 4%, respectively, compared with the same periods in the prior year. The three month increase in primarily due to increases in research and development expenses and selling expenses discussed below. The nine-month decrease is primarily due to the company's base technology fully amortizing during the third quarter of 1999.

     Research and development expenses as a percentage of net sales for the three and nine month periods ended August 31, 2000 were 8% and 8% respectively, compared with 9% and 8% for the same periods in the prior year.

     Selling expenses as a percentage of net sales for the three and nine month periods ended August 31, 2000 were 27% and 25%, respectively, compared with 22% and 25% for the same periods in the prior year. The three month increase is primarily due to increased advertising during the period.

     General and administrative expenses in the three month period ended August 31, 2000 increased by $11,092 or 19%, and increased $14,896 or 9% for the nine month period ended August 31, 2000 when compared with the same periods in the prior year. These increases are primarily due to increases in insurance, office supplies and depreciation expenses.

     Net loss for the quarter ended August 31, 2000 was $5,571 as compared with net income of $26,703, for the same period in the prior year. Accordingly, basic earnings per share decreased to approximately $.00 for the quarter ended August 31, 2000 compared with approximately $.02 for the quarter ended August 31, 1999.

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

     Working capital was $428,196 at August 31, 2000, up from $270,565 at November 30, 1999.

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


Date:  October 13 , 2000