Form 10KSB40
period 2000-11-30
WESTBRIDGE RESEARCH GROUP
filed 2001-02-28
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended November 30, 2000
                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:
$1,536,824.

         The aggregate market value of the voting and non-voting equity held by nonaffiliates of the registrant as of February 26, 2001, (computed by reference to the price at which the Common Stock was most recently sold) was approximately $1,934,800. This computation excludes a total of 168,665 shares held by certain executive officers and directors of Issuer who may be deemed to be affiliates of Issuer under applicable rules of the Securities and Exchange Commission.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

         As of February 26, 2001, there were 2,103,438 shares of the Issuer's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None.

                    Transitional Small Business Disclosure
                         Format Yes         No  X
                                   ----       ---

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

         Research and development expenses for continuing operations for fiscal years 2000 and 1999, respectively, were $142,625 and $145,520.

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

MARKETING

         The Company uses a small number of key regional and national distributors for its U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company is dependent on three domestic customers whose purchases amounted to 51% of the Company's agricultural product sales in fiscal 2000. Sales to the same major domestic customers amounted to 56% in 1999.

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

EMPLOYEES

         At November 30, 2000, the Company had 8 employees, 6 full-time, 2 part time. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

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

         Rent expense for the years ending November 30, 2000 and 1999, net of sub-lease income, was $77,401 and $76,116, respectively.

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

(b) APPROXIMATE NUMBER OF HOLDERS FOR COMMON STOCK. The approximate number of record holders of Common Stock as of November 30, 2000, was 702.

(c) DIVIDENDS. The Company has paid no dividends. There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends. The Company does not expect to pay dividends in the foreseeable future.


                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         Total product sales were $1,536,824 in fiscal 2000 compared with $1,588,689 in fiscal 1999, a decrease of 3%. Prices for the Company's existing products remained stable during fiscal 2000. Production by gallons was 133,482 in 2000 and 110,238 in 1999, an increase of 21%. The sales decrease was due to higher volume sales of lower priced products during fiscal 2000.

         Cost of sales as a percentage of total product sales amounted to 37% or $569,827 in fiscal 2000, as compared with 42% or $662,677 in fiscal 1999. The decrease was primarily the result of decreased raw material and labor costs.

         Research and development expenses decreased by $2,895, or 2% in fiscal 2000 from $145,520 in fiscal 1999.

         Selling expenses increased in relation to product sales for fiscal year 2000, representing 29% of product sales in fiscal 2000 versus 26% of product sales in fiscal 1999. This increase is a result of expanded advertising and increased consulting costs.

         General and administrative expenses increased by 16% to $252,059 in fiscal 2000 from $216,770 in fiscal 1999. This increase was due to increased salaries and insurance expense.

         Royalty expense decreased $677 in fiscal 2000 from $43,517 in fiscal 1999. This decrease is due to decreased sales in fiscal 2000.

         Interest expense increased to $31,011 for fiscal 2000, from $29,485 for fiscal 1999. This increase is primarily due to a new capital lease obligation and new installment loan for only a partial year in fiscal 1999.

         The net income for fiscal 2000 was $64,348 compared with net income of $25,996 in fiscal 1999. The increase in net income is primarily due to the Company's base technology fully amortizing during fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net working capital increased to $597,185 at November 30, 2000, due primarily to notes payable to related parties being extended and classified as long-term obligations at November 30, 2000.

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

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III


                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                               OF THE EXCHANGE ACT

         The executive officers and directors of the Company, as of November 30, 2000, were as follows:

     NAME                  AGE           PRINCIPAL OCCUPATION AND BUSINESS               YEAR FIRST
                                       EXPERIENCE DURING THE PAST FIVE YEARS          BECAME DIRECTOR

Christine Koenemann        47          Christine Koenemann was elected                      1995
                                       President and appointed as a
                                       Director of the Company on
                                       March 2, 1995. She has worked for
                                       the Company for the past 16 years in
                                       varying positions including
                                       Operations Manager, Shareholder
                                       Relations Liaison, Director of
                                       Administration, and Assistant
                                       Treasurer. She attended Indiana
                                       University School of Business and
                                       worked in retail management for five
                                       years.

William J. Dale             67         Mr. Dale, appointed a director of the Company        1995
                                       in March 1995, is President of Silverado
                                       Capital, Inc., a San Diego based company
                                       engaged in international Licensing and merchant
                                       banking activities. Since 1990 Silverado has
                                       been engaged in international marketing of
                                       products for the Company. Prior to that, from
                                       1980-1989, he was a partner in a San Diego law
                                       firm where his area of practice emphasized
                                       corporate and securities law matters. Prior to
                                       that he had been a sole practitioner for two
                                       years, and for the eight years prior to that he
                                       was general counsel for an agricultural management
                                       company with cattle, ranches and orchards under
                                       management. Mr. Dale received a B.A. degree in
                                       Economics from Allegheny College in 1955 and a
                                       LL.B. degree from the University of Pennsylvania
                                       in 1962. From 1955 to 1959 he was an U.S. Naval
                                       Aviator.

William M. Witherspoon       59        Mr. Witherspoon was appointed to the Board           1995
                                       of Directors in August 1995, and he was elected
                                       Chairman at that time. Mr. Witherspoon was a
                                       founder of Westbridge Research Group. From 1982
                                       until 1989 he served as Chairman of the Board of
                                       Directors. Prior to and after founding Westbridge,
                                       he was a principal of Witherspoon and Town, a firm
                                       that engaged in starting and providing capital for
                                       real estate, agricultural and marketing businesses.
                                       For the past nine years, he worked as the owner of
                                       Firstlight Productions, an art production and
                                       marketing company. Mr. Witherspoon holds a B.A.
                                       degree from



     NAME                  AGE           PRINCIPAL OCCUPATION AND BUSINESS               YEAR FIRST
                                       EXPERIENCE DURING THE PAST FIVE YEARS          BECAME DIRECTOR

                                       Reed College and an M.A. from MERU.                  1997

William Fruehling          60          Mr. Fruehling was appointed to the
                                       Board of Directors in April 1997.
                                       Mr. Fruehling is the founder and
                                       President of Fruehling Communications,
                                       a San Diego based advertising and public
                                       relations company which focuses on
                                       Western and Sunbelt agriculture.
                                       Prior to starting Fruehling Communications,
                                       Mr. Fruehling worked extensively in the
                                       Advertising industry with regard to
                                       agribusiness. He managed The Elanco
                                       Products Crop Protection Chemical
                                       account in the Southern and Western
                                       United States, as well as the
                                       Monsanto Account with regard to
                                       Hybrid Seed Corn, for Creswell,
                                       Munsell, Fultz & Zirbel in Cedar
                                       Rapids, Iowa.



         Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.


                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate remuneration paid in fiscal 2000:


NAME OF INDIVIDUAL                   CAPACITIES IN WHICH                             AGGREGATE
OR IDENTITY OF GROUP                 REMUNERATION IS RECEIVED                        REMUNERATION
Christine Koenemann                  President                                       $   80,000

All Executive Officers                                                               $   80,000
as a group (1 person)


         For each year of service, each independent director receives stock options, with exercise prices equal to the fair market value on the date of grant, in an amount such that the aggregate exercise price of the options equals $5,000.00 for their services as directors.

         During fiscal 1997, 1998, 1999 and 2000 the Company granted non-qualified stock options to acquire 20,000, 13,750, 15,000, and 15,000 shares, respectively at $0.50, $1.00, $1.00, and $1.00 per share, respectively, to members of the Board of Directors. The options immediately vest upon grant and expire December 2001, 2002, 2003, and 2004 respectively. All of these options remain outstanding and exercisable at November 30, 2000.

EMPLOYEE INCENTIVE STOCK OPTION PLAN

         On April 25, 1983, the Company adopted an employee incentive stock option plan (the "Option Plan") to provide to participating employees added incentive to achieve high levels of performance for the Company. The Option Plan was approved by the Company's stockholders on May 31, 1984. The Option Plan terminated May 31, 1994 and options granted under this plan expired unexercised on November 5, 2000.

         During 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 common shares may be granted at fair market value. During fiscal 1997 the Company granted options to acquire 50,000 shares at $0.50 per share to its President. At November 30, 2000, no shares had been issued under the 1994 Plan and 78,750 options at an exercise price between $0.50 and $1.00 per share were outstanding, of which 49,500 were exercisable. No options were exercised during the fiscal year ended November 30, 2000. These options expire through the fiscal year ended November 30, 2005.

         At November 30, 2000 the Company had 15,000 fully vested and exercisable warrants outstanding to purchase shares of its stock at $.40 per share. These warrants expire January 10, 2001.

         During 1995, the Company granted nonqualified stock options to acquire 50,000 shares at $0.50 per share to its current President. The options expired unexercised during September 2000.

         During fiscal 1996 and 1997 the Company granted non-qualified stock options to acquire 40,000 shares at $0.50 per share to a consultant. The options immediately vest upon grant and expire as follows:

     STOCK OPTIONS                         EXERCISE PRICE                                    EXPIRATION DATE
         8,000                                $   .50                                           March 31, 2001
         8,000                                    .50                                            June 30, 2001
         8,000                                    .50                                       September 30, 2001
         8,000                                    .50                                        December 31, 2001
         8,000                                    .50                                           March 31, 2001


During fiscal 2000 the Company granted non-qualified stock options to acquire 10,000 shares at $1.00 per share to an employee. The options immediately vest upon grant and expire in August 2005. All of these options remain outstanding and exercisable at November 30, 2000.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 30, 2000, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and
(c) all officers and directors of the Company as a group.

                                                                   W/O EXERCISE
                                      AMOUNT AND NATURE OF          PERCENT OF            PERCENT OF
 NAME OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP           CLASS (5)             CLASS (6)
 ------------------------             --------------------            ---------            ---------
 Christine Koenemann                              40,700 (1)              *                     1.9
 1150 Joshua Way
 Vista, CA  92083

 Albert L. Good                                   182,300                8.7                    8.7
 14550 Castle Rock Road
 Salinas, CA  93908

 Kenneth P. Miles                                 119,867                5.6                    5.6
 8 Avenida Andra
 Palm Desert, CA  92260

 William M. Witherspoon                           181,590 (2)            7.4                     8.5
 PO Box 1735
 Fairfield, IA  52556

 William Fruehling                                 13,750 (4)             *                       *
 5416 Renaissance Avenue
 San Diego, CA  92122

 William J. Dale                                   34,375 (3)             *                  1.6
 1150 Joshua Way
 Vista, CA  92083

All Directors & Officers                          270,415              8.0              12.3
 as a Group (4 persons)

 * less than 1%


(1)      Consists of exercisable options to purchase 38,000 at $0 .50 per share.

(2) Consists of exercisable options to purchase 10,000 shares at $0.50 per share and 15,000 shares at $1.00 per share.

(3) Consists of exercisable options to purchase 10,000 shares at $0.50 per share and 15,000 shares at $1.00 per share.

(4)      Consists of exercisable options to purchase 13,750 at $1.00 per share.

(5) Calculated as if no options were exercised and 2,103,438 shares outstanding.

(6) Calculated as if only that (those) shareholder's(s') options/warrants exercisable within 60 days were exercised and no other options/warrants were exercised.

                ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                       None

                   ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K.

(a)      1.       The following financial statements of the Company are
                  included in Item 7;

                  Consolidated Balance Sheets at November 30, 2000 and 1999

                  Consolidated Statements of Operations for the
                   two years in the period ended November 30, 2000

                  Consolidated Statements of Shareholders' Equity for the
                   two years in the period ended November 30, 2000

                  Consolidated Statements of Cash Flows for the
                   two years in the period ended November 30, 2000

                  Notes to Consoldiated Financial Statements.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2001.

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

   SIGNATURE                             TITLE              DATE


/s/ William M. Witherspoon              Director            February 27, 2001
--------------------------------
William M. Witherspoon


/s/ Christine Koenemann                 Director            February 27, 2001
--------------------------------
Christine Koenemann


/s/ William J. Dale                     Director            February 27, 2001
--------------------------------
William J. Dale


/s/ William Fruehling                   Director            February 27, 2001
--------------------------------
William Fruehling

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITOR'S REPORT

                   For The Years Ended November 30, 2000 and 1999

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY





                                TABLE OF CONTENTS


INDEPENDENT AUDITOR'S REPORT.........................................................F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets...............................................F-2 - F-3

     Consolidated Statements of Operations ..........................................F-4

     Consolidated Statements of Shareholders' Equity.................................F-5

     Consolidated Statements of Cash Flows.....................................F-6 - F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................F-8 - F-20


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the "Company") as of November 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





San Diego, California                            PANNELL KERR FORSTER
February 8, 2001                                 Certified Public Accountants
                                                 A Professional Corporation

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           November 30, 2000 and 1999



                                                ASSETS

                                                                                    2000                 1999
                                                                              -----------------    -----------------
Current assets:
      Cash and cash equivalents                                               $         347,133    $         267,136
      Accounts receivable, less allowance of $5,000
        in 2000 and 1999                                                                234,769              270,032
      Inventories                                                                        97,461               89,941
      Prepaid expenses and other current assets                                          21,660               25,905
                                                                              -----------------    -----------------

                  Total current assets                                                  701,023              653,014
                                                                              -----------------    -----------------

Property and equipment, at cost:
      Machinery and equipment                                                           212,251              196,131
      Office furniture and fixtures                                                     308,251              302,892
      Vehicles                                                                           36,295               36,295
                                                                              -----------------    -----------------

                                                                                        556,797              535,318

      Less accumulated depreciation                                                    (435,323)            (395,874)
                                                                              -----------------    -----------------

                  Net property and equipment                                            121,474              139,444
                                                                              -----------------    -----------------

Long-term account receivable, net                                                       130,000              130,000
Intangible assets, net                                                                  116,292              135,408
                                                                              -----------------    -----------------

                                                                              $       1,068,789    $       1,057,866
                                                                              =================    =================



         The accompanying notes are an integral part of the consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)
                           November 30, 2000 and 1999



                                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     2000                 1999
                                                                              -----------------    -----------------
Current liabilities:
    Accounts payable                                                          $          27,466    $          15,790
    Accrued expenses                                                                     53,967               63,260
    Current portion of long term debt                                                     6,075               35,647
    Current portion of capital lease obligations                                         16,330               14,692
    Current portion of notes payable to related parties                                       -              253,060
                                                                              -----------------    -----------------

         Total current liabilities                                                      103,838              382,449

Long-term debt                                                                           39,247               19,631
Capital lease obligations, net of current portion                                        15,285               31,615
Notes payable to related parties                                                        221,900                    -
                                                                              -----------------    -----------------
         Total liabilities                                                              380,270              433,695
                                                                              -----------------    -----------------

Commitments (Note 10)

Shareholders' equity:
    Preferred stock, 5,000,000 shares authorized,
      no shares outstanding in 2000 and 1999                                                  -                    -
    Common stock, no par value, 9,375,000 shares
      authorized, 2,103,438 shares issued and
      outstanding in 2000 and 1999                                                    8,479,854            8,479,854
    Paid-in capital - warrants                                                           95,000               95,000
    Accumulated deficit                                                              (7,886,335)          (7,950,683)
                                                                              -----------------    -----------------

         Total shareholders' equity                                                     688,519              624,171
                                                                              -----------------    -----------------

                                                                              $       1,068,789    $       1,057,866
                                                                              =================    =================


         The accompanying notes are an integral part of the consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended November 30, 2000 and 1999



                                                               2000            1999
                                                          -------------   -------------
Revenues:
   Agricultural product sales                             $   1,536,824   $   1,588,689
                                                          -------------   -------------

Costs and expenses:
   Cost of sales                                                569,827         662,677
   Research and development                                     142,625         145,520
   Selling                                                      437,192         419,065
   General and administrative                                   252,059         216,770
   Royalties                                                     42,840          43,517
   Amortization of processes and formulas
      and prepaid royalty                                        19,116          65,979
                                                          -------------   -------------

     Total costs and expenses                                 1,463,659       1,553,528
                                                          -------------   -------------

Income from operations                                           73,165          35,161

Other income (expense):
   Interest expense                                             (31,011)        (29,485)
   Interest income                                               22,172          13,530
   Other income                                                   1,622           8,390
                                                          -------------   -------------

     Income before income taxes                                  65,948          27,596

Provision for income taxes                                        1,600           1,600
                                                          -------------   -------------

     Net income                                           $      64,348   $      25,996
                                                          =============   =============


Net income per common share - basic                       $         .03   $         .01
                                                          -------------   -------------

Weighted average shares outstanding                           2,103,438       2,103,438
                                                          =============   =============

Net income per common share - diluted                     $         .03   $         .01
                                                          -------------   -------------

Weighted average shares, options and warrants outstanding     2,302,796       2,326,263
                                                          =============   =============


         The accompanying notes are an integral part of the consolidated financialstatements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Years Ended November 30, 2000 and 1999



                                                                     Paid-in
                                          Common                     Capital       Accumulated
                                           Stock        Amount       Warrants        Deficit        Total
                                        ----------  -------------   -----------   ------------   -----------
Balance, November 30, 1998               2,103,438  $   8,479,854   $    95,000   $ (7,976,679)  $   598,175

    Net income                                   -              -             -         25,996        25,996
                                        ----------  -------------   -----------   ------------   -----------

Balance, November 30, 1999               2,103,438      8,479,854        95,000     (7,950,683)      624,171

    Net income                                   -              -             -         64,348        64,348
                                        ----------  -------------   -----------   ------------   -----------

Balance, November 30, 2000               2,103,438  $   8,479,854   $    95,000   $ (7,886,335)  $   688,519
                                        ==========  =============   ===========   ============   ===========




         The accompanying notes are an integral part of the consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended November 30, 2000 and 1999



                                                               2000            1999
                                                          -------------   -------------
Cash flows from operating activities:
     Net income                                           $      64,348   $      25,996
     Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation                                            39,449          29,368
         Amortization                                            19,116          65,979
         Capitalized interest on notes payable to related
            parties and long term debt                               -           19,290
         Gain on sale of property and equipment                      -           (1,050)
     Changes in operating assets and liabilities:
         Decrease in accounts receivable                         35,263          26,280
         (Increase) decrease in inventories                      (7,520)         12,011
         Decrease (increase) in prepaid expenses
            and other current assets                              4,245         (10,254)
         Increase (decrease) in accounts payable                 11,676         (54,001)
         Decrease in accrued expenses                            (9,293)         (2,146)
                                                          -------------   -------------

              Net cash flows provided by
                 operating activities                           157,284         111,473
                                                          -------------   -------------

Cash flows from investing activities:
     Purchase of property and equipment                         (21,479)        (61,581)
     Proceeds from sales of equipment                                -            1,050
                                                          -------------   -------------

              Net cash flows used in
                  investing activities                          (21,479)        (60,531)
                                                          -------------   -------------

Cash flows from financing activities:
     Borrowings on long term debt                                    -           16,496
     Payments on notes payable to related
       parties and long-term debt                               (41,116)        (38,829)
     Payments on capital lease obligations                      (14,692)        (11,202)
                                                          -------------   -------------

              Net cash flows used in
                  financing activities                          (55,808)        (33,535)
                                                          -------------   -------------

Net increase in cash and cash equivalents                        79,997          17,407

Cash and cash equivalents at beginning of year                  267,136         249,729
                                                          -------------   -------------

Cash and cash equivalents at end of year                  $     347,133   $     267,136
                                                          =============   =============


         The accompanying notes are an integral part of the consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 For the Years Ended November 30, 2000 and 1999



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                               2000           1999
                                                          -------------   -------------
Cash paid during the year for:
     Interest                                             $      66,473   $      31,195
                                                          =============   =============
     Income taxes                                         $       1,600   $       1,600
                                                          =============   =============

Supplemental disclosure of noncash investing and financing activities:

     Borrowing on capital lease obligation for
        machinery and equipment                           $           -   $      34,979
                                                          =============   =============


         The accompanying notes are an integral part of the consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND BUSINESS

      Westbridge Research Group (the "Company") was incorporated in California on April 12, 1982 for the acquisition, research, development, manufacturing and marketing of biotechnological products in the agricultural and energy industries.

      NEW ACCOUNTING STANDARDS

      During June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires the reporting of certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company adopted SFAS 131 in fiscal year 1999. The Company has determined that it operates in one segment.

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

      ADVERTISING

      Advertising expense is compromised of media, agency and promotion costs. Advertising expenses are charged to income as incurred. Advertising expenses charged to income totaled $75,815 in 2000 and $59,670 in 1999.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


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

      SALES TO MAJOR CUSTOMERS

      Sales to major agricultural domestic customers were 51% and 56% of fiscal 2000 and 1999 net agricultural product sales, respectively. During fiscal 2000, 8% of total sales were derived from aggregate foreign sales compared to 13% in 1999. A majority of the Company's domestic sales are concentrated in Washington, California, Arizona and Texas, and a majority of the Company's foreign sales are concentrated in Peru.

      NET INCOME PER SHARE

      Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of diluted stock options and warrants using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,302,796 and 2,326,263 for 2000 and 1999, respectively.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:


                                                                                     Years Ended November 30,
                                                                                     2000                 1999
                                                                              -----------------    -----------------
      Numerator for earnings per common share - net income                    $          64,348    $          25,996
                                                                              -----------------    -----------------

      Denominator for basic earnings per common share                                 2,103,438            2,103,438
                                                                              -----------------    -----------------

      Effect of dilutive securities                                                     199,358              222,825
                                                                              -----------------    -----------------

      Denominator for diluted earnings per common share                               2,302,796            2,326,263
                                                                              -----------------    -----------------

      Net income per common share:
            Basic                                                             $             .03    $             .01
                                                                              =================    =================

            Diluted                                                           $             .03    $             .01
                                                                              =================    =================


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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


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

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


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

      In October of 1985 the Company and the Partnership entered into a licensing agreement (the "Licensing Agreement") under which the Company acquired, on an exclusive world-wide basis, licensing of certain technologies in exchange for royalties.

      On September 30, 1996, the Company and the Partnership amended the terms of the Development Agreement and the Licensing Agreement. Under the terms of the amended agreements the Company forgave the entire remaining note receivable balance of $195,942 in exchange for a restructuring of the royalty fees and terms. Accordingly, the forgiven note balance has been recorded as prepaid royalties and is being amortized straight line over the term of the amended licensing agreement, through December 31, 2006 (see Note 5). Under the amended licensing agreement the Company is required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of gross sales of products utilizing the licensed technologies. The Company and the Partnership have now changed their relationship to remove the Company as a limited partner of the Partnership, to change the amount of the royalty payable under the licensing agreement to 2% as of December 1, 1998, and to change the buyout provision as called for in the Agreement dated October 1, 1996.

NOTE 3 - INVENTORIES

      Inventories consist of the following at November 30:


                                                      2000                1999
                                               -----------------    -----------------
                  Raw materials                $          70,902    $          55,456
                  Finished goods                          26,559               34,485
                                               -----------------    -----------------

                                               $          97,461    $          89,941
                                               =================    =================


      Certain of the Company's raw materials are obtained from a limited number of suppliers.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


NOTE 4 - LONG-TERM ACCOUNT RECEIVABLE

      At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings. At November 30, 2000, the land is subject to a Mexican court pending foreclosure sale.

      The long term account receivable and related allowance for doubtful accounts at November 30 is as follows:

                                                                                      2000               1999
                                                                              -----------------    -----------------
                  Long-term account receivable                                $         451,270    $         451,270
                  Allowance for doubtful long-term account                             (321,270)            (321,270)
                                                                              -----------------    -----------------

                                                                              $         130,000    $         130,000
                                                                              =================    =================

NOTE 5 - INTANGIBLE ASSETS

      Intangible assets are as follows as of November 30:

                                                                                    2000                 1999
                                                                              -----------------    -----------------
                  Purchased processes and formulas                            $       3,097,369    $       3,097,369
                  Prepaid royalties                                                     195,942              195,942
                                                                              -----------------    -----------------
                                                                                      3,293,311            3,293,311
                  Accumulated amortization                                           (3,177,019)          (3,157,903)
                                                                              -----------------    -----------------

                                                                              $         116,292    $         135,408
                                                                              =================    =================

NOTE 6 - ACCRUED EXPENSES

      Accrued expenses consist of the following at November 30:

                                                                                     2000                1999
                                                                              -----------------    -----------------
            Royalties - related party                                         $           1,202    $           1,297
            Auditing fees                                                                12,023               17,665
            Accrued vacation                                                             12,765               16,362
            Warranty                                                                     17,982               18,705
            Sales commissions                                                             3,032                9,083
            Accrued wages                                                                 6,947                    -
            Other                                                                            16                  148
                                                                              -----------------    -----------------

                                                                              $          53,967    $          63,260
                                                                              =================    =================

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


NOTE 7 - LONG-TERM DEBT


                                                                                     2000                1999
                                                                              -----------------    -----------------
      Notes payable to an individual, with simple interest
            at 8%. Principal and accrued interest are due
            September 1, 2002. Amount includes
            accrued interest of $4,703 and $9,006 at
            November 30, 2000 and 1999, respectively.                         $          25,931    $          30,235

      Note  payable to a bank bearing interest at 9.99%,
            principal and interest payable in monthly
            installments of $350 for 60 months, maturing
            October 7, 2004. This note is collateralized
            by a vehicle.                                                                13,346               16,064

      Note  payable to a bank bearing interest at 11.85%,
            principal and interest payable in monthly
            installments of $303 for 60 months, maturing
            December 1, 2002. This note is collateralized
            by a vehicle.                                                                 6,045                8,979
                                                                              -----------------    -----------------


                  Total long term debt                                                   45,322               55,278

                  Less:  Current portion                                                  6,075               35,647
                                                                              -----------------    -----------------

                  Long term portion                                           $          39,247    $          19,631
                                                                              =================    =================


      Aggregate maturities of long term debt at November 30, 2000 are as follows:


                    Year Ended                                                       Amount
                    ----------                                                -----------------
                        2001                                                  $           6,075
                        2002                                                             32,230
                        2003                                                              3,669
                        2004                                                              3,348
                                                                              -----------------

                                                                              $          45,322
                                                                              =================


                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

      At November 30, notes payable to related parties were as follows:


                                                                                    2000                 1999
                                                                              -----------------    ------------------
      Notes payable to various related parties with simple
           interest at 8% collateralized by a subordinated
           security interest in substantially all assets of the
           Company. Principal and accrued interest originally
           due September 1, 2000. Due date extended to September 1, 2002.
           Amounts include accrued interest of $22,657 and $43,525 at
           November 30, 2000 and 1999, respectively.                          $        125,742     $        146,610

      Note payable to related party with simple interest
           compounded annually at prime plus 1% which
           at November 30, 2000 and 1999 was 8%
           and 8.25%, respectively. Collateralized by a sub-
           ordinated security interest in substantially all
           assets of the Company. Principal and accrued
           interest originally due at maturity in June 1995.
           Due date extended to September 1, 2002.
           Amounts include accrued interest of $46,158
           and $56,450 at November 30, 2000 and1999,
           respectively.                                                                96,158              106,450
                                                                              -----------------    -----------------

                 Total notes payable to related parties                                221,900              253,060

                 Less: Current portion                                                       -              253,060
                                                                              -----------------    -----------------

                 Notes payable to related parties, long-term                  $        221,900     $              -
                                                                              =================    =================


      Aggregate maturities of long term debt at November 30, 2000 are as follows:


                    Year Ended                                                       Amount
                    ----------                                                -----------------
                        2001                                                  $              -
                        2002                                                            221,900
                                                                              -----------------

                                                                              $         221,900
                                                                              =================


                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


NOTE 9 - STOCK OPTIONS AND WARRANTS

      During fiscal 1983 the Company established an employee incentive stock option plan ("the 1983 Plan") under which options to purchase an aggregate of 100,000 common shares may be granted to key employees of the Company. Stock options granted under the plan expire at the earlier of ten years from the date of grant or termination of employment. All options under this plan have expired as of November 30, 2000.

      During fiscal 1994 the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 shares of the Company's common stock may be granted to key employees and officers of the Company. Under the 1994 Plan, stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant. Options vest 40% upon grant and 12% each grant date anniversary until fully vested and expire at the earlier of five years from that date of grant or 90 days after termination of employment.

      At November 30, 2000, a total of 21,250 shares remain reserved and available for future stock option grants under the 1994 Plan, respectively.

      A summary of the stock option activity under the 1983 and 1994 Plans is as follows:


                                                                                                        Weighted
                                                                                    Exercise            Average
                                                                  Stock             Price Per           Price Per
                                                                 Options              Share               Share
                                                              ---------------    ---------------     --------------
      Outstanding at November 30, 1998                                 89,750    $    .50 - 6.00     $         1.08
      Granted                                                               -                  -                  -
      Expired or canceled                                              (4,250)              6.00               6.00
      Exercised                                                             -                  -                  -
                                                              ---------------    ---------------     --------------

      Outstanding at November 30, 1999                                 85,500         .50 - 6.00                .83
      Granted                                                          28,750               1.00               1.00
      Expired or canceled                                             (35,500)       1.00 - 6.00               5.19
      Exercised                                                             -                  -                  -
                                                              ---------------    ---------------     --------------

      Outstanding at November 30, 2000                                 78,750    $    .50 - 1.00     $          .62
                                                              ===============    ===============     ==============

     Vested stock options at November 30, 2000                         49,500
                                                              ===============

     Weighted average remaining contractual life                    2.1 years
                                                              ===============


     During fiscal 1995 the Company granted non-qualified stock options to acquire 50,000 shares at $.50 per share to its President. The options immediately vested upon grant. These options expired unexercised during September 2000.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


NOTE 9 - STOCK OPTIONS AND WARRANTS (Continued)

     During fiscal 1996 and 1997 the Company granted non-qualified stock options to acquire a total of 40,000 shares at $.50 per share, the then fair value of the shares, to a consultant. The options immediately vest upon grant and remain outstanding and exercisable at November 30, 2000 and 1999. A summary of these stock options is as follows:


                            Stock       Exercise Price        Expiration
                           Options        Per Share              Date
                        --------------  --------------    --------------------
                                 8,000  $          .50    March 31, 2001
                                 8,000             .50    June 30, 2001
                                 8,000             .50    September 30, 2001
                                 8,000             .50    December 31, 2001
                                 8,000             .50    March 31, 2002


     During fiscal 1997 the Company granted non-qualified stock options to acquire 20,000 shares at $.50 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2001. All of these options remain outstanding and exercisable at November 30, 2000 and 1999.

     During fiscal 1998 the Company granted non-qualified stock options to acquire 13,750 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2002. All of these options remain outstanding and exercisable at November 30, 2000 and 1999.

     During fiscal 1999 the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2003. All of these options remain outstanding and exercisable at November 30, 2000 and 1999.

     During fiscal 2000 the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2004. All of these options remain outstanding and exercisable at November 30, 2000.

     During fiscal 2000 the Company granted non-qualified stock options to acquire 10,000 shares at $1.00 per share to an employee. The options immediately vest upon grant and expire in August 2005. All of these options remain outstanding and exercisable at November 30, 2000.

     At November 30, 2000 the Company had 15,000 fully vested and exercisable warrants outstanding to purchase shares of its stock at $.40 per share. These warrants expire January 10, 2001.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


NOTE 9 - STOCK OPTIONS AND WARRANTS (Continued)

     The Company has elected to account for nonqualified grants and grants under its 1994 Plan following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the years ended November 30, 2000 and 1999. Under SFAS 123, the fair value of each option granted during the years ended November 30, 2000 and 1999 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk free interest rate of 5.07% to 5.12%, price volatility of .5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS 123, reported net income and earnings per common share would have been as follows:


                                                           November 30,    November 30,
                                                               2000            1999
                                                          -------------    ------------
     Net income:
        As reported                                       $      64,348    $     25,996
        Proforma                                          $      44,405    $     20,165

     Basic and diluted earnings per share:
        Basic--as reported                                $         .03    $        .01
        Basic--Proforma                                   $         .02    $        .01

        Diluted--as reported                              $         .03    $        .01
        Diluted--Proforma                                 $         .02    $        .01

NOTE 10 - COMMITMENTS

     The Company leases its facilities under a non-cancelable operating lease that expires March 31, 2003. The lease agreement contains a two year renewal option. Rent is being expensed on a straight line basis over the term of the lease. The Company also leases certain of its property and equipment from BSB Leasing, through capital leases that expire in October 2001, August 2002 and March 2003. Capitalized leases included in property and equipment amounted to approximately $61,900 and $61,900, before accumulated depreciation of approximately $22,300 and $12,800 as of November 30, 2000 and 1999, respectively. Minimum future obligations under these leases as of November 30 are as follows:


                                 Year ending
                                 November 30,                 Capital        Operating
                                 ------------              -------------   ------------
                                     2001                  $      20,185   $     79,728
                                     2002                         14,640         81,320
                                     2003                          3,433         27,372
                                     2004                              -              -
                                     2005                              -              -
                                                           -------------   ------------

              Total minimum lease payments                        38,258   $    188,420
                                                                           ============

              Amount representing interest                        (6,643)
                                                           -------------

              Present value of minimum lease payments      $      31,615
                                                           =============

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


NOTE 10 - COMMITMENTS (Continued)

     Rent expense under the non-cancelable operating lease, net of sub-lease income, was $77,401 and $76,116 for the years ended November 30, 2000 and 1999, respectively.

NOTE 11 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of November 30:


                                                           2000             1999
                                                      --------------   --------------
     Deferred tax assets

       Net operating loss carryforwards               $    1,508,000   $    1,532,000
       Tax credit carryforwards                               73,000           72,000
       Other                                                  59,000           66,000
                                                      --------------   --------------
         Gross deferred tax assets                         1,640,000        1,670,000
       Less valuation allowance                           (1,640,000)      (1,670,000)
                                                      --------------   --------------

         Net deferred tax assets                      $            -   $            -
                                                      ==============   ==============


       Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance decreased by $30,000 from 1999.

     At November 30, 2000, the Company has a federal income tax net operating loss carryforward of approximately $4,321,000 and a California tax net operating loss carryforward of approximately $684,000. The federal and California net operating loss carryforwards expire through the year 2020 and 2001, respectively.

     At November 30, 2000, the Company has federal income tax credit carryforwards of approximately $73,000. These credits expire through the year 2001. The Company accounts for its tax credits under the flow through method.

     Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period. Management has not completed an analysis in order to determine whether a cumulative change in ownership of more than 50% has occurred within any three year period.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


NOTE 11 - INCOME TAXES (Continued)

     A reconciliation of the effective tax rates with the federal statutory rate is as follows as of November 30:


                                                           2000             1999
                                                      --------------   --------------
     Income tax benefit at 35% statutory rate         $       22,500   $        9,000
     Change in valuation allowance                           (30,000)        (107,000)
     Nondeductible expenses                                    2,100           16,000
     Adjustment to carryforwards                                   -           84,000
     Other                                                     5,400           (2,000)
     State income taxes, net                                   1,600            1,600
                                                      --------------   --------------

                                                      $        1,600   $        1,600
                                                      ==============   ==============


                                  EXHIBIT INDEX


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