Form 10QSB
period 2001-02-28
WESTBRIDGE RESEARCH GROUP
filed 2001-04-20
CIK 750150

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter ended February 28, 2001

Commission file number 2-92261

WESTBRIDGE RESEARCH GROUP

California (State or other jurisdiction of incorporation or organization)	95-3769474 (I.R.S. Employer Identification No.)
1150 Joshua Way Vista, California (Address of principal executive office)	92083 (Zip Code)

Registrant's telephone number, including area code:
 (760) 599-8855

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of February 28, 2001.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	FEBRUARY 28, 2001 (unaudited)	NOVEMBER 30, 2000 (audited)
ASSETS
CURRENT ASSETS
Cash	$240,149	$347,133
Trade accounts receivable, less allowance for doubtful accounts of $5,000 and $5,000 respectively	354,739	234,769
Inventories	137,747	97,461
Prepaid expenses and other current assets	40,961	21,660

Total Current Assets	773,596	701,023
PROPERTY AND EQUIPMENT	564,920	556,797
Less accumulated depreciation	[444,566]	[435,323]

Net Property and Equipment	120,354	121,474
PREPAID ROYALTY, net of accumulated amortization of $84,429 and $79,650 respectively	111,513	116,292
LONG TERM ACCOUNTS RECEIVABLE, net	130,000	130,000

TOTAL ASSETS	$1,135,463	$1,068,789

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$147,338	$27,466
Accrued expenses	41,415	53,967
Current portion of capital lease obligation	15,616	16,330
Current portion of long-term debt	6,243	6,075

TOTAL CURRENT LIABILITIES	210,612	103,838
Notes payable—related parties	218,371	221,900
Long-term debt	37,071	39,247
Capital lease obligations: net of current portion	11,942	15,285

TOTAL LIABILITIES	477,996	380,270

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares Issued and outstanding 2,103,438 shares	8,479,854	8,479,854
Paid in Capital:	95,000	95,000
Accumulated deficit	[7,917,387]	[7,886,335]

TOTAL SHAREHOLDERS' EQUITY	657,467	688,519

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$1,135,463	$1,068,789

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED
	FEBRUARY 28, 2001		FEBRUARY 29, 2000
NET SALES		$305,819		$221,537
COST OF SALES		96,961		74,840

GROSS PROFIT		208,858		146,697

OPERATING EXPENSES
Research and development		35,780		37,121
Selling		128,270		98,764
General and administration		62,705		54,445
Royalties		13,896		12,217

TOTAL OPERATING EXPENSES		240,651		202,547

Operating loss		[31,793]		[55,850]
OTHER INCOME (EXPENSE)
Interest expense		[7,019]		[6,962]
Interest income		6,894		5,103
Other income		—		—

Loss before income taxes		[31,918]		[57,709]
Provision for income taxes		[860]		1,600

Net Loss	$	[31,058]	$	[59,309]

Basic earnings per common share	$	[.02]	$	[.03]

Weighted average shares outstanding		2,103,438		2,103,438

Diluted earnings per common share		$—		$—

Weighted average shares, options and warrants outstanding		$—		$—

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED
	FEBRUARY 28, 2001		FEBRUARY 29, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	[31,058]	$	[59,309]
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of prepaid royalty		4,779		4,779
Depreciation and amortization		9,243		9,242
Changes in Operating Assets and Liabilities:
[Increase] decrease in trade accounts receivable		[119,970]		17,572
Increase in inventories		[40,286]		[28,407]
Increase in prepaid expenses		[19,295]		[8,482]
Increase in accounts payable		119,872		69,439
Decrease in accrued liabilities		[12,552]		[15,476]

Net cash used in operating activities		[89,267]		[10,642]

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		[8,123]		[10,864]

Net cash used in investing activities		[8,123]		[10,864]

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations		[4,057]		[4,548]
Payments on notes payable and notes payable—related parties		[5,537]		[5,360]

Net Cash used in financing activities		[9,594]		[9,908]

DECREASE IN CASH		[106,984]		[31,414]
CASH AT BEGINNING OF PERIOD		347,133		267,136

CASH AT END OF PERIOD		$240,149		$235,722

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.  Basis of Presentation:

    The consolidated condensed balance sheet as of February 28, 2001, the consolidated condensed statement of operations for the three-month periods ended February 28, 2001, and February 29, 2000, respectively, and the consolidated condensed statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 1999 Annual Report on Form 10-KSB. The results of operations for the quarter ended February 28, 2001, are not necessarily indicative of the operating results for the full year.

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

    None

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

    Net sales for the first quarter of fiscal 2001 were $305,819, representing an increase of 38% over the same period in 2000.

    Cost of sales as a percentage of net sales decreased to 32% for the quarter ended February 28, 2001 as compared with 34% for the same period in the prior year.

    Operating expenses for the three month period ended February 28, 2001 increased by 19% from the same period in the prior year. The increase is primarily due to an increase in selling expenses of $29,506 over the same period in the prior period associated with increased advertising.

    Research and development expenses decreased by $1,341, or 4% over the prior year's first quarter.

    Selling expenses as a percentage of net sales for the three month period ended February 28, 2001 decreased to approximately 42% compared with 45% for the same period in the prior year.

    General and administrative expenses during the three month period ended February 28, 2001 increased by $8,260 or 15%, compared with the same period in the prior year. This increase is due to increased general and administrative travel and increased building and equipment repairs and maintenance.

    Net loss for the quarter ended February 28, 2001 was $31,058 or $.02 per common share compared with a net loss of $59,309, or $.03 per common share for the same period in the prior year.

    Income taxes have not been provided for in the accompanying consolidated statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income.

Liquidity and Capital Resources:

    The Company has no material commitments for capital expenditures.

    Working capital was $562,984 at February 28, 2001, down from $597,185 at November 30, 2000.

    Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.

Impact of Inflation

    The Company does not believe inflation has had a significant effect on its operations.

PART II—OTHER INFORMATION

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

WESTBRIDGE RESEARCH GROUP (Registrant)
/s/ CHRISTINE KOENEMANN
Christine Koenemann, President Principal Executive Officer Principal Financial Officer
Date: April 19, 2001

QuickLinks

PART I—FINANCIAL INFORMATION
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (unaudited)
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS
PART II—OTHER INFORMATION
SIGNATURES