Form 10QSB
period 2001-05-31
WESTBRIDGE RESEARCH GROUP
filed 2001-07-20
CIK 750150

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter ended May 31, 2001
Commission file number 2-92261

WESTBRIDGE RESEARCH GROUP

California (State or other jurisdiction of incorporation or organization)	95-3769474 (I.R.S. Employer Identification No.)
1150 Joshua Way Vista, California (Address of principal executive offices)	92083 (zip code)

(760) 599-8855
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of May 31, 2001.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	May 31, 2001		November 30, 2000
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS
Cash	$279,542		$347,133
Trade accounts receivable, less allowance for doubtful accounts of $5,000 and $5,000 respectively	358,624		234,769
Inventories	130,285		97,461
Prepaid expenses and other current assets	28,556		21,660

Total Current Assets	797,007		701,023
PROPERTY AND EQUIPMENT	564,920		556,797
Less accumulated depreciation	[453,810	]	[435,323	]

Net Property and Equipment	111,110		121,474
PREPAID ROYALTY, net of accumulated amortization of $89,208 and $79,650 respectively	106,734		116,292
LONG TERM ACCOUNTS RECEIVABLE, net	130,000		130,000

TOTAL ASSETS	$1,144,851		$1,068,789

See accompanying notes to consolidated condensed financial statements.

	May 31, 2001		November 30, 2000
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$63,590		$27,466
Accrued expenses	44,096		53,967
Current portion of capital lease obligation	14,875		16,330
Current portion of long-term debt	3,160		6,075

TOTAL CURRENT LIABILITIES	125,721		103,838
Notes payable—related parties	214,668		221,900
Long-term debt	33,554		39,247
Capital lease obligations:
net of current portion	8,461		15,285

TOTAL LIABILITIES	382,404		380,270

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares	8,479,854		8,479,854
Paid in Capital:	95,000		95,000
Accumulated deficit	[7,812,407	]	[7,886,335	]

TOTAL SHAREHOLDERS' EQUITY	762,447		688,519

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$1,144,851		$1,068,789

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended May 31				Six Months Ended May 31
	2001		2000		2001		2000
NET SALES	$518,603		$685,166		$824,422		$906,703
COST OF SALES	168,538		231,462		265,499		306,302

GROSS PROFIT	350,065		453,704		558,923		600,401

OPERATING EXPENSES
Research and development	39,218		35,554		74,998		72,675
Selling	118,455		123,119		246,725		221,883
General and administration	64,158		52,512		126,863		106,957
Royalties	17,916		21,590		31,812		33,807

TOTAL OPERATING EXPENSES	239,747		232,775		480,398		435,322

Operating income	110,318		220,929		78,525		165,079
OTHER INCOME (EXPENSE)
Interest expense	[6,813	]	[7,548	]	[13,832	]	[14,510	]
Interest income	1,482		5,053		8,375		10,156
Other income	—		1,622		—		1,622

Income before income taxes	104,987		220,056		73,068		162,347
Provision for income taxes	—		—		[860	]	1,600

Net income	$104,987		$220,056		$73,928		$160,747

Basic earnings per common share	$.05		$.11		$.04		$.08

Weighted average shares outstanding	2,103,438		2,103,438		2,103,438		2,103,438

Diluted earnings per common share	$.05		$.09		$.04		$.07

Weighted average shares, options and warrants outstanding	2,280,355		2,330,638		2,285,521		2,330,638

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	May 31, 2001		May 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,928		$160,747
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of prepaid royalty	9,558		9,558
Depreciation and amortization	18,487		18,485
Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable	[123,855	]	[142,793	]
Increase in inventories	[32,824	]	[52,215	]
[Increase] decrease in prepaid expenses	[6,896	]	1,959
Increase in accounts payable	36,124		78,485
Decrease in accrued liabilities	[9,871	]	[13,293	]

Net cash provided by [used in] operating activities	[35,349	]	60,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	[8,123	]	[14,178	]

Net cash used in investing activities	[8,123	]	[14,178	]

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	[8,279	]	[7,634	]
Payments on notes payable and notes payable—related parties	[15,840	]	[10,588	]

Net Cash used in financing activities	[24,119	]	[18,222	]

[DECREASE] INCREASE IN CASH	[67,591	]	28,533
CASH AT BEGINNING OF PERIOD	347,133		267,136

CASH AT END OF PERIOD	$279,542		$295,669

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. Basis of Presentation:

    The consolidated balance sheet as of May 31, 2001, the consolidated statements of operations for the six-month periods ended May 31, 2001, and 2000, respectively, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2000 Annual Report on Form 10-KSB. The results of operations for the quarter ended May 31, 2001, are not necessarily indicative of the operating results for the full year.

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

    None

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

    Net sales for the three month period ended May 31, 2001 were $518,603, representing a 25% decrease from the same period in the prior year. For the six month period ended May 31, 2001, sales were $824,422 and represents a decrease of 9% from $906,703 in the prior year. This decrease is due to two of the Company's major distributors experiencing cash flow difficulties which has resulted in a decrease in orders by these distributors during the Company's second fiscal quarter. It is unknown whether these distributors will eventually place these orders or not.

    Cost of sales as a percentage of net sales decreased to 33% for the quarter ended May 31, 2001 as compared with 34% for the same period in the prior year. For the six month period ended May 31, 2001, cost of sales as a percentage of net sales also decreased to 33% from 34% when compared with the prior year.

    Operating expenses for the three and six month periods ended May 31, 2001 increased 3% and 11%, respectively, compared with the same periods in the prior year. The increase is primarily due to increased selling and general and administrative expenses discussed below.

    Research and development expenses as a percentage of net sales for the three and six month periods ended May 31, 2001 were 8% and 9% respectively, compared with 6% and 8% for the same periods in the prior year. This percentage increase is a result of increased labor expense and decreased sales.

    Selling expenses as a percentage of net sales for the three and six month periods ended May 31, 2001 were 23% and 30%, respectively, compared with 18% and 25% for the same periods in the prior year. This percentage increase is primarily due to decreased sales for the three month period ended May 31, 2001, and the result of increased advertising and decreased sales for the six month period ended May 31, 2001.

    General and administrative expenses in the three and six month periods ended May 31, 2001 increased by $11,646 or 23%, and increased $19,906 or 19%, respectively, when compared with the same periods in the prior year. This increase is due to increased insurance costs and legal expenses related to a new stock option agreement and trademark issues.

    Net income for the quarter ended May 31, 2001 was $104,987 as compared with net income of $220,056, for the same period in the prior year. Accordingly, basic earnings per share decreased to approximately $.05 for the quarter ended May 31, 2001 compared with approximately $.11 for the quarter ended May 31, 2000.

    Income taxes have not been provided for in the accompanying financial statements of operations due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.

Liquidity and Capital Resources:

    The Company has no material commitments for capital expenditures.

    Working capital was $671,286 at May 31, 2001, which represents an increase from $597,185 at November 30, 2000.

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
Date: July 20, 2001

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED CONDENSED BALANCE SHEETS
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY SIGNATURES