Form 10QSB
period 2001-08-31
WESTBRIDGE RESEARCH GROUP
filed 2001-10-22
CIK 750150

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

     For Quarter ended August 31, 2001

Commission file number 2-92261

WESTBRIDGE RESEARCH GROUP
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3769474 (IRS Employer Identification No.)
1150 Joshua Way Vista, California (Address of principal executive office)	92083 (zip code)

(760) 599-8855
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of August 31, 2001.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	AUGUST 31, 2001		NOVEMBER 30, 2000
	(unaudited)		(audited)
ASSETS
CURRENT ASSETS
Cash	$285,201		$347,133
Trade accounts receivable, less allowance for doubtful accounts of $15,000 and $5,000 respectively	244,572		234,769
Inventories	136,469		97,461
Prepaid expenses and other current assets	27,181		21,660

Total Current Assets	693,423		701,023
PROPERTY AND EQUIPMENT	566,641		556,797
Less accumulated depreciation	[463,053	]	[435,323	]

Net Property and Equipment	103,588		121,474
PREPAID ROYALTY, net of accumulated amortization of $93,987 and $79,650 respectively	101,955		116,292
LONG TERM ACCOUNTS RECEIVABLE, net	130,000		130,000

TOTAL ASSETS	$1,028,966		$1,068,789

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$32,519		$27,466
Accrued expenses	43,953		53,967
Current portion of capital lease obligation	13,779		16,330
Current portion of long-term debt	3,240		6,075

TOTAL CURRENT LIABILITIES	93,491		103,838
Notes payable — related parties	213,538		221,900
Long-term debt	32,492		39,247
Capital lease obligations: net of current portion	5,161		15,285

TOTAL LIABILITIES	344,682		380,270

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares Issued and outstanding 2,103,438 shares	8,479,854		8,479,854
Paid in Capital:	95,000		95,000
Accumulated deficit	[7,890,570	]	[7,886,335	]

TOTAL SHAREHOLDERS' EQUITY	684,284		688,519

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$1,028,966		$1,068,789

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED AUGUST 31						NINE MONTHS ENDED AUGUST 31
	2001			2000			2001			2000
NET SALES		$250,617			$415,901			$1,075,039		$1,322,604
COST OF SALES		121,145			186,352			386,644		492,654

GROSS PROFIT		129,472			229,549			688,395		829,950

OPERATING EXPENSES
Research and development		35,468			33,579			110,466		106,254
Selling		94,757			113,290			341,482		335,173
General and administration		61,698			70,876			188,561		177,823
Royalties		12,700			16,092			44,512		49,899

TOTAL OPERATING EXPENSES		204,623			233,837			685,021		669,149

Operating [loss] income		[75,151	]		[4,288	]		3,374		160,801
OTHER INCOME (EXPENSE)
Interest expense		[7,179	]		[8,043	]		[21,011	]	[22,553	]
Interest income		5,708			6,760			14,083		16,916
Other income		59			—			59		1,622

[Loss] income before income taxes		[76,563	]		[5,571	]		[3,495	]	156,786
Provision for income taxes		1,600			—			740		1,600

Net [loss] income	$	[78,163	]	$	[5,571	]	$	[4,235	]	$155,186

Basic earnings per common share	$	[.04	]		$.00			$.00		$.07

Weighted average shares outstanding		2,103,438			2,103,438			2,103,438		2,103,438

Diluted earnings per common share	$	[.03	]		$.00			$.00		$.07

Weighted average shares, options and warrants outstanding		2,274,355			2,320,438			2,367,980		2,320,438

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED
	AUGUST 31, 2001			AUGUST 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$	[4,235	]	$155,186
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of prepaid royalty		14,337		14,337
Depreciation and amortization		27,730		27,729
Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable		[9,803	]	[48,125	]
Increase in inventories		[39,008	]	[9,337	]
[Increase] decrease in prepaid expenses		[5,521	]	4,700
Increase in accounts payable		5,053		11,485
Decrease in accrued liabilities		[10,014	]	[13,916	]

Net cash [used in] provided by operating activities		[21,461	]	142,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		[9,844	]	[21,478	]

Net cash used in investing activities		[9,844	]	[21,478	]

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations		[12,675	]	[11,834	]
Payments on notes payable and notes payable-related parties		[17,952	]	[35,745	]

Net Cash used in financing activities		[30,627	]	[47,579	]

[DECREASE] INCREASE IN CASH		[61,932	]	73,002
CASH AT BEGINNING OF PERIOD		347,133		267,136

CASH AT END OF PERIOD		$285,201		$340,138

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. Basis of Presentation:

    The consolidated balance sheet as of August 31, 2001, the consolidated statements of operations for the three and nine-month periods ended August 31, 2001, and 2000, respectively, and the consolidated statements of cash flows for the nine-months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2000 Annual Report on Form 10-KSB. The results of operations for the quarter ended August 31, 2001, are not necessarily indicative of the operating results for the full year.

B. Reclassification:

    None

C. Subsequent Events:

    None

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

    Net sales for the three month period ended August 31, 2001 were $250,617, representing a 40% decrease from $415,901 for the same period in the prior year. For the nine month period ended August 31, 2001, sales were $1,075,039 and represents decrease of 19% from $1,322,604 in the prior year. These decreases are primarily due to the Company's major distributor experiencing cash flow difficulties which has resulted in a decrease in orders by this distributor during the Company's third fiscal quarter and nine month period ended August 31, 2001. It is unlikely that this distributor will eventually place orders to make up the majority of the decrease.

    Cost of sales as a percentage of net sales increased to 48% from 45% for the quarter ended August 31, 2001 when compared with the same period in the prior year. For the nine month period ended August 31, 2001, cost of sales as a percentage of net sales decreased to 36% compared with 37% in the prior year.

    Operating expenses for the three and nine month periods ended August 31, 2001 decreased 12% and increased 2%, respectively, compared with the same periods in the prior year.

    Research and development expenses as a percentage of net sales for the three and nine month periods ended August 31, 2001 were 14% and 10% respectively, compared with 8% and 8% for the same periods in the prior year. This increase is primarily due to decreased sales.

    Selling expenses during the three month period ended August 31, 2001 decreased by $18,533 or 16%, and increased $6,309 or 2% for the nine month period ended August 31, 2001 when compared with the same periods in the prior year. The three month decrease is primarily due to decreased advertising during the quarter and the nine month increase is primarily due to an adjustment to the bad debt allowance.

    General and administrative expenses in the three month period ended August 31, 2001 decreased by $9,178 or 13%, and increased $10,738 or 6% for the nine month period ended August 31, 2001 when compared with the same periods in the prior year. The three month decrease is primarily due to reduced travel costs and office supplies and the nine month increase is primarily due to increased equipment and building repairs and legal expenses.

    Net loss for the quarter ended August 31, 2001 was $78,163 as compared with net loss of $5,571, for the same period in the prior year. Accordingly, basic earnings per share decreased to approximately [$.04] for the quarter ended August 31, 2001 compared with approximately $.00 for the quarter ended August 31, 2000.

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

    Working capital was $599,932 at August 31, 2001, which represents an increase from $597,185 at November 30, 2000.

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

Date: October 19, 2001

QuickLinks

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
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS
PART II—OTHER INFORMATION
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY