Form 10KSB40
period 2001-11-30
WESTBRIDGE RESEARCH GROUP
filed 2002-02-26
CIK 750150

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 2-92261

WESTBRIDGE RESEARCH GROUP
(Name of Small Business Issuer in its Charter)

California (State or other jurisdiction of incorporation or organization)	95-3769474 (I.R.S. Employer Identification No.)
1150 Joshua Way, Vista, California 92083 (Address of principal executive office and zip code)

(760) 599-8855
(Issuer's Telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

        Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

        State issuer's revenues for its most recent fiscal year: $1,409,758.

        The aggregate market value of the voting and non-voting equity held by nonaffiliates of the registrant as of January 24, 2002, (computed by reference to the price at which the Common Stock was most recently sold) was approximately $1,934,800. This computation excludes a total of 168,665 shares held by certain executive officers and directors of Issuer who may be deemed to be affiliates of Issuer under applicable rules of the Securities and Exchange Commission.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

        As of January 24, 2002, there were 2,103,438 shares of the Issuer's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure
Format Yes / /    No /x/

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

Plant Growth Regulators

        TRIGGRR® formulations are registered with the Environmental Protection Agency (EPA) as plant growth regulators. The active components of TRIGGRR® are "cytokinins" that affect rates of cell division and growth. TRIGGRR® is available in several product formulations including:

  •
  Soil TRIGGRR®, a liquid product that is applied to the soil at the time of planting or as a side dress to stimulate early seedling vigor, improve root development, and improve stand.

  •
  Foliar TRIGGRR®, which is applied as a liquid directly to plant foliage. The product has its primary use in stimulating root growth, promoting earlier and fuller flowering, and increasing seed set.

        TRIGGRR products may be used with conventional farming practices and in combination with other agricultural chemicals, rendering them easy to apply and facilitating distribution. These products are inexpensive to use and produce yield increases sufficient to provide substantial increases in profits to the user.

        The Company also manufactures and markets a nematode suppressant called SUPPRESS®. SUPPRESS® does not kill the parasitic nematode directly; instead it interferes with the ability of the nematode to penetrate the plant roots. SUPPRESS® is composed of safe, nontoxic naturally occurring plant growth regulators that activate the plants natural defenses.

Fertilizers

        Foliar SUNBURST® and Soil SUNBURST® are specialty micronutrient fertilizers manufactured and marketed by Westbridge. These products contain a non-plant growth regulator organic base and humic acids. The products are formulated for use on crops which benefit from foliar micronutrient sprays, where a particular crop is not included on the current TRIGGRR® label, or in cases where the use of TRIGGRR® is not appropriate. In addition, Westbridge has developed and markets a line of organic fertilizers under the name BioLink®. These products meet current guidelines for fertilizers used in organic food and fiber production.

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

        Research and development expenses for continuing operations for fiscal years 2001 and 2000, respectively, were $150,504 and $142,625.

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

        In addition to the foregoing requirements, the Company's agricultural products must be approved by state authorities before distribution in a state. In some cases, this necessitates having to conduct field tests in the particular state to accumulate the necessary test data for registration. Soil TRIGGRR® and Foliar TRIGGRR® have been federally registered with the EPA. In addition, the Company has registered its products with certain appropriate state agencies and is pursuing registration in other states.

MARKETING

        The Company uses a small number of key regional and national distributors for its U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company is dependent on three domestic customers whose purchases amounted to 47% of the Company's agricultural product sales in fiscal 2001. Sales to the same major domestic customers amounted to 51% in 2000.

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

EMPLOYEES

        At November 30, 2001, the Company had 7 employees, 4 full-time, 3 part time. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

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

        Rent expense for the years ending November 30, 2001 and 2000, net of sub-lease income, was $81,474 and $77,401, respectively.

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

  (b)

  Approximate Number of Holders for Common Stock.  The approximate number of record holders of Common Stock as of November 30, 2001, was 700.

  (c)

  Dividends.  The Company has paid no dividends. There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends. The Company does not expect to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Fiscal Year 2001 Compared to Fiscal Year 2000

        Total product sales were $1,409,758 in fiscal 2001 compared with $1,536,824 in fiscal 2000, a decrease of 8%. Prices for the Company's existing products remained stable during fiscal 2001. Production by gallons was 117,359 in 2001 and 133,482 in 2000, a decrease of 12%. The sales decrease was primarily due to one of the Company's major distributors experiencing cash flow difficulties which resulted in a decrease in orders during fiscal 2001.

        Cost of sales as a percentage of total product sales amounted to 35% or $499,743 in fiscal 2001, as compared with 37% or $569,827 in fiscal 2000.

        Research and development expenses increased by $7,879, or 5% in fiscal 2001 from $142,625 in fiscal 2000. This increase is primarily due to increased salaries & wages and outside consulting costs.

        Selling expenses remained constant in relation to product sales for fiscal year 2001, representing 29% of product sales.

        General and administrative expenses remained relatively constant with a slight decrease of $1,502 to $250,557 in fiscal 2001 from $252,059 in fiscal 2000.

        Royalty expense decreased $2,953 in fiscal 2001 from $42,840 in fiscal 2000. This decrease is due to decreased sales in fiscal 2001.

        Interest expense decreased to $26,237 for fiscal 2001, from $31,011 for fiscal 2000. This decrease is primarily due to the sale of a vehicle and payoff of its installment loan as well as a payoff of a capital lease during fiscal 2001.

        The net income for fiscal 2001 was $21,116 compared with net income of $64,348 in fiscal 2000. The decrease in net income is primarily due to a decrease in sales during fiscal 2001.

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

Liquidity and Capital Resources

        Net working capital decreased to $403,274 at November 30, 2001, due primarily to notes payable to related parties being classified as current obligations at November 30, 2001.

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
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
OF THE EXCHANGE ACT

        The executive officers and directors of the Company, as of November 30, 2001, were as follows:

Name	Age	Principal Occupation and Business Experience During the Past Five Years	Year First Became Director
Christine Koenemann	48	Christine Koenemann was elected President and appointed as a Director of the Company on March 2, 1995. She has worked for the Company for the past 16 years in varying positions including Operations Manager, Shareholder Relations Liaison, Director of Administration, and Assistant Treasurer. She attended Indiana University School of Business and worked in retail management for five years.	1995
William J. Dale	68
		Mr. Dale, appointed a director of the Company in March 1995, is President of Silverado Capital, Inc., a San Diego based company engaged in international Licensing and merchant banking activities. Since 1990 Silverado has been engaged in international marketing of products for the Company. Prior to that, from 1980-1989, he was a partner in a San Diego law firm where his area of practice emphasized corporate and securities law matters. Prior to that he had been a sole practitioner for two years, and for the eight years prior to that he was general counsel for an agricultural management company with cattle, ranches and orchards under management. Mr. Dale received a B.A. degree in Economics from Allegheny College in 1955 and a LL.B. degree from the University of Pennsylvania in 1962. From 1955 to 1959 he was an U.S. Naval Aviator.	1995
William M. Witherspoon	60
		Mr. Witherspoon was appointed to the Board of Directors in August 1995, and he was elected Chairman at that time. Mr. Witherspoon was a founder of Westbridge Research Group. From 1982 until 1989 he served as Chairman of the Board of Directors. Prior to and after founding Westbridge, he was a principal of Witherspoon and Town, a firm that engaged in starting and providing capital for real estate, agricultural and marketing businesses. For the past nine years, he worked as the owner of Firstlight Productions, an art production and marketing company. Mr. Witherspoon holds a B.A. degree from Reed College and an M.A. from MERU.	1995
William Fruehling	61
		Mr. Fruehling was appointed to the Board of Directors in April 1997. Mr. Fruehling is the founder and President of Fruehling Communications, a San Diego based advertising and public relations company which focuses on Western and Sunbelt agriculture. Prior to starting Fruehling Communications, Mr. Fruehling worked extensively in the Advertising industry with regard to agribusiness. He managed The Elanco Products Crop Protection Chemical account in the Southern and Western United States, as well as the Monsanto Account with regard to Hybrid Seed Corn, for Creswell, Munsell, Fultz & Zirbel in Cedar Rapids, Iowa.	1997

        Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth the aggregate remuneration paid in fiscal 2001:

Name of Individual or Identity of Group	Capacities in which Remuneration is Received	Aggregate Remuneration
Christine Koenemann	President	$80,000
All Executive Officers as a group (1 person)		$80,000

        For each year of service, each independent director receives stock options, with exercise prices equal to the fair market value on the date of grant, in an amount such that the aggregate exercise price of the options equals $5,000.00 for their services as directors.

        During fiscal 1997, 1998, 1999, 2000 and 2001 the Company granted non-qualified stock options to acquire 20,000, 13,750, 15,000, 15,000 and 15,000 shares, respectively at $0.50, $1.00, $1.00, $1.00 and $1.00 per share, respectively, to members of the Board of Directors. The options immediately vest upon grant and expire December 2001, 2002, 2003, 2004 and 2005 respectively. All of these options remain outstanding and exercisable at November 30, 2001.

Employee Incentive Stock Option Plan

        During 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 common shares may be granted at fair market value. During fiscal 1997 the Company granted options to acquire 50,000 shares at $0.50 per share to its President. At November 30, 2001, no shares had been issued under the 1994 Plan and 78,750 options at an exercise price between $0.50 and $1.00 per share were outstanding, of which 58,950 were exercisable. No options were exercised during the fiscal year ended November 30, 2001. These options expire through the fiscal year ended November 30, 2005.

        The Company had 15,000 fully vested and exercisable warrants outstanding to purchase shares of its stock at $.40 per share. These warrants expired January 10, 2001.

        During fiscal 1996 and 1997 the Company granted non-qualified stock options to acquire 40,000 shares at $0.50 per share to a consultant. During fiscal 2001, 24,000 options expired unexercised. The remaining 16,000 options immediately vest upon grant and expire as follows:

Stock Options	Exercise Price	Expiration Date
8,000.50		December 31, 2001
8,000.50		March 31, 2002

        During fiscal 2000 the Company granted non-qualified stock options to acquire 10,000 shares at $1.00 per share to an employee. The options immediately vest upon grant and expire in August 2005. All of these options remain outstanding and exercisable at November 30, 2001.

        During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. During 2001, no options were granted under this Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

        The following table sets forth certain information as of November 30, 2001, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		W/O Exercise Percent of Class (5)	Percent of Class (6)
Christine Koenemann 1150 Joshua Way Vista, CA 92083	46,700	(1)	*	2.2
Albert L. Good 14550 Castle Rock Road Salinas, CA 93908	182,300		8.7	8.7
Kenneth P. Miles 8 Avenida Andra Palm Desert, CA 92260	119,867		5.7	5.7
William M. Witherspoon PO Box 1735 Fairfield, IA 52556	186,590	(2)	7.4	8.7
William Fruehling 5416 Renaissance Avenue San Diego, CA 92122	18,750	(4)	*	*
William J. Dale 1150 Joshua Way Vista, CA 92083	39,375	(3)	*	1.8
All Directors & Officers as a Group (4 persons)	291,415		8.0	13.1

*
less than 1%

(1)
Consists of exercisable options to purchase 44,000 at $0 .50 per share.

(2)
Consists of exercisable options to purchase 10,000 shares at $0.50 per share and 20,000 shares at $1.00 per share.

(3)
Consists of exercisable options to purchase 10,000 shares at $0.50 per share and 20,000 shares at $1.00 per share.

(4)
Consists of exercisable options to purchase 18,750 at $1.00 per share.

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
Consolidated Balance Sheets at November 30, 2001 and 2000
Consolidated Statements of Operations for the two years in the period ended November 30, 2001
Consolidated Statements of Shareholders' Equity for the two years in the period ended November 30, 2001
Consolidated Statements of Cash Flows for the two years in the period ended November 30, 2001
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
10(v)	Westbridge Research Group 1994 Incentive Stock Option Plan filed with the Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.
10(w)	Nonqualified Stock Option of Christine Koenemann, incorporated by reference to Exhibit 10(w) filed with the Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.
10(x)	Westbridge Research Group Stock Option Plan 2001 filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2002.

WESTBRIDGE RESEARCH GROUP
By:	/s/ CHRISTINE KOENEMANN Christine Koenemann, President Principal Executive Officer Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Signature	Title	Date

William M. Witherspoon	Director	February 25, 2002
Christine Koenemann	Director	February 25, 2002
William J. Dale	Director	February 25, 2002
William Fruehling	Director	February 25, 2002

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

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
AND INDEPENDENT AUDITORS' REPORT

For The Years Ended November 30, 2001 and 2000

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the "Company") as of November 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

San Diego, California	PANNELL KERR FORSTER
January 24, 2002	Certified Public Accountants
A Professional Corporation

WESTBRIDGE RESEARCH GROUP

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

November 30, 2001 and 2000

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$392,608	$347,133
Accounts receivable, less allowance of $15,000 in 2001 and $5,000 in 2000	197,727	234,769
Inventories	123,523	97,461
Prepaid expenses and other current assets	22,369	21,660

Total current assets	736,227	701,023

Property and equipment, at cost:
Machinery and equipment	224,850	212,251
Office furniture and fixtures	309,796	308,251
Vehicles	19,710	36,295

	554,356	556,797
Less accumulated depreciation	(464,721)	(435,323)

Net property and equipment	89,635	121,474

Long-term account receivable, net	130,000	130,000
Intangible assets, net	97,176	116,292

	$1,053,038	$1,068,789

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,506	$27,466
Accrued expenses	53,441	53,967
Current portion of long term debt	28,360	6,075
Current portion of capital lease obligations	11,850	16,330
Current portion of notes payable to related parties	216,796	—

Total current liabilities	332,953	103,838
Long-term debt, net of current portion	7,017	39,247
Capital lease obligations, net of current portion	3,433	15,285
Notes payable to related parties, net of current portion	—	221,900

Total liabilities	343,403	380,270

Commitments (Note 10)
Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, no shares outstanding in 2001 and 2000	—	—
Common stock, no par value, 9,375,000 shares authorized, 2,103,438 shares issued and outstanding in 2001 and 2000	8,479,854	8,479,854
Paid-in capital — warrants	95,000	95,000
Accumulated deficit	(7,865,219)	(7,886,335)

Total shareholders' equity	709,635	688,519

	$1,053,038	$1,068,789

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended November 30, 2001 and 2000

	2001	2000
Revenues:
Agricultural product sales	$1,409,758		$1,536,824

Costs and expenses:
Cost of sales	499,743		569,827
Research and development	150,504		142,625
Selling	417,230		437,192
General and administrative	250,557		252,059
Royalties	39,887		42,840
Amortization of processes and formulas and prepaid royalty	19,116		19,116

Total costs and expenses	1,377,037		1,463,659

Income from operations	32,721		73,165
Other income (expense):
Interest expense	(26,237)		(31,011)
Interest income	15,712		22,172
Loss on sale of property and equipment	(399)		—
Other income	919		1,622

Income before income taxes	22,716		65,948
Provision for income taxes	1,600		1,600

Net income	$21,116		$64,348

Net income per common share — basic	$0.01		$.03

Weighted average shares outstanding	2,103,438		2,103,438

Net income per common share — diluted	$0.01	$	..03

Weighted average shares, options and warrants outstanding	2,277,801		2,302,796

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended November 30, 2001 and 2000

	Common Stock	Amount	Paid-in Capital Warrants	Accumulated Deficit	Total
Balance, November 30, 1999	2,103,438	$8,479,854	$95,000	$(7,950,683)	$624,171
Net income	—	—	—	64,348	64,348

Balance, November 30, 2000	2,103,438	8,479,854	95,000	(7,886,335)	688,519
Net income	—	—	—	21,116	21,116

Balance, November 30, 2001	2,103,438	$8,479,854	$95,000	$(7,865,219)	$709,635

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended November 30, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net income	$21,116	$64,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,010	39,449
Amortization	19,116	19,116
Bad debt expense	10,000	—
Loss on sale of property and equipment	399	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	27,042	35,263
Increase in inventories	(26,062)	(7,520)
(Increase) decrease in prepaid expenses and other current assets	(709)	4,245
(Decrease) increase in accounts payable	(4,960)	11,676
Decrease in accrued expenses	(526)	(9,293)

Net cash flows provided by operating activities	85,426	157,284

Cash flows from investing activities:
Purchase of property and equipment	(14,146)	(21,479)
Proceeds from sales of property and equipment	5,576	—

Net cash flows used in investing activities	(8,570)	(21,479)

Cash flows from financing activities:
Payments on notes payable to related parties and long-term debt	(15,049)	(41,116)
Payments on capital lease obligations	(16,332)	(14,692)

Net cash flows used in financing activities	(31,381)	(55,808)

Net increase in cash and cash equivalents	45,475	79,997
Cash and cash equivalents at beginning of year	347,133	267,136

Cash and cash equivalents at end of year	$392,608	$347,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$24,000	$66,473

Income taxes	$1,600	$1,600

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2001 and 2000

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

        Westbridge Research Group (the "Company") was incorporated in California on April 12, 1982 for the acquisition, research, development, manufacturing and marketing of biotechnological products in the agricultural and energy industries.

  Disclosure about segments

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

        The Company maintains a majority of its bank accounts at one financial institutions located in California. The accounts at this one bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At November 30, 2001 and 2000, the Company's uninsured cash balances totaled $147,698 and $134,706, respectively. The Company has not experienced any losses in such accounts and management believes it place its cash on deposit with financial institutions which are financially stable.

  Inventories

        Inventory, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.

  Advertising

        Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to income as incurred. Advertising expenses charged to income totaled $72,079 in 2001 and $75,815 in 2000.

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

  Sales to Major Customers

        Sales to major agricultural domestic customers were 47% and 51% of fiscal 2001 and 2000 net agricultural product sales, respectively. During fiscal 2001, 13% of total sales were derived from aggregate foreign sales compared to 8% in 2000. A majority of the Company's domestic sales are concentrated in Washington, California, Arizona and Texas, and a majority of the Company's foreign sales are concentrated in Peru.

  Net Income Per Share

        Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of diluted stock options and warrants using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,277,801 and 2,302,796 for 2001 and 2000, respectively.

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Years Ended November 30,
	2001	2000
Numerator for earnings per common share — net income	$21,116	$64,348

Denominator for basic earnings per common share	2,103,438	2,103,438

Effect of dilutive securities	174,363	199,358

Denominator for diluted earnings per common share	2,277,801	2,302,796

Net income per common share:
Basic	$0.01	$0.03

Diluted	$0.01	$0.03

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

  Stock Based Compensation

        FASB Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

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

        The Company has adopted the disclosure provisions of SFAS No. 123. The Company has opted to follow the accounting provisions of APBO No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123. See Note 9.

  Long Lived Assets

        The Company investigates potential impairments of their long-lived assets on an individual basis when evidence exists that events or changes in circumstances may have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. No such losses have been identified.

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

NOTE 2—RESEARCH AND DEVELOPMENT AGREEMENTS

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

NOTE 3—INVENTORIES

        Inventories consist of the following at November 30:

	2001	2000
Raw materials	$85,834	$70,902
Finished goods	37,689	26,559

	$123,523	$97,461

    Certain of the Company's raw materials are obtained from a limited number of suppliers.

NOTE 4—LONG-TERM ACCOUNT RECEIVABLE

    At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings. At November 30, 2001, the land is subject to a Mexican court pending foreclosure sale.

    The long term account receivable and related allowance for doubtful accounts at November 30 is as follows:

	2001	2000
Long-term account receivable	$451,270	$451,270
Allowance for doubtful long-term account	(321,270)	(321,270)

	$130,000	$130,000

NOTE 5—INTANGIBLE ASSETS

    Intangible assets are as follows as of November 30:

	2001	2000
Purchased processes and formulas	$3,097,369	$3,097,369
Prepaid royalties	195,942	195,942

	3,293,311	3,293,311
Accumulated amortization	(3,196,135)	(3,177,019)

	$97,176	$116,292

NOTE 6—ACCRUED EXPENSES

    Accrued expenses consist of the following at November 30:

	2001	2000
Royalties — related party	$2,196	$1,202
Auditing fees	15,000	12,023
Accrued vacation	14,770	12,765
Warranty	17,982	17,982
Sales commissions	3,493	3,032
Accrued wages	—	6,947
Other	—	16

	$53,441	$53,967

NOTE 7—LONG-TERM DEBT

	2001	2000
Notes payable to an individual, with simple interest at 8%. Principal and accrued interest are due September 1, 2002. Amount includes accrued interest of $3,810 and $4,703 at November 30, 2001 and 2000, respectively.	$25,038	$25,931
Note payable to a bank bearing interest at 9.99%, principal and interest payable in monthly installments of $350 for 60 months, maturing October 7, 2004. This note is collateralized by a vehicle.	10,339	13,346
Note payable to a bank bearing interest at 11.85%, principal and interest payable in monthly installments of $303 for 60 months, maturing December 1, 2002. This note is collateralized by a vehicle.	—	6,045

Total long term debt	35,377	45,322
Less: Current portion	28,360	6,075

Long term portion	$7,017	$39,247

        Aggregate maturities of long term debt at November 30, 2001 are as follows:

Year Ended	Amount
2002	$28,360
2003	3,669
2004	3,348

$35,377

NOTE 8—NOTES PAYABLE TO RELATED PARTIES

    At November 30, notes payable to related parties were as follows:

	2001	2000
Notes payable to various related parties with simple interest at 8% collateralized by a subordinated security interest in substantially all assets of the Company. Principal and accrued interest originally due September 1, 2000. Due date extended to September 1, 2002. Amounts include accrued interest of $18,328 and $22,657 at November 30, 2001 and 2000, respectively.	$121,413	$125,742
Note payable to related party with simple interest compounded annually at prime plus 1% which at November 30, 2001 and 2000 was 5% and 8%, respectively. Collateralized by a sub-ordinated security interest in substantially all assets of the Company. Principal and accrued interest originally due at maturity in June 1995. Due date extended to September 1, 2002. Amounts include accrued interest of $45,383 and $46,158 at November 30, 2001 and 2000, respectively.	95,383	96,158

Total notes payable to related parties	216,796	221,900
Less: Current portion	216,796	—

Notes payable to related parties, long-term	$—	$221,900

NOTE 9—STOCK OPTIONS AND WARRANTS

    During fiscal 1983, the Company established an employee incentive stock option plan ("the 1983 Plan") under which options to purchase an aggregate of 100,000 common shares may be granted to key employees of the Company. Stock options granted under the plan expire at the earlier of ten years from the date of grant or termination of employment. All options under this plan have expired as of November 30, 2001.

    During fiscal 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 shares of the Company's common stock may be granted to key employees and officers of the Company. Under the 1994 Plan, stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant. Options vest 40% upon grant and 12% each grant date anniversary until fully vested and expire at the earlier of five years from that date of grant or 90 days after termination of employment.

    At November 30, 2001, a total of 21,250 shares remain reserved and available for future stock option grants under the 1994 Plan.

    A summary of the stock option activity under the 1983 and 1994 Plans is as follows:

	Stock Options	Exercise Price Per Share	Weighted Average Price Per Share
Outstanding at November 30, 1999	85,500	$0.50—6.00	$0.83
Granted	28,750	1.00	1.00
Expired or canceled	(35,500)	1.00—6.00	5.19
Exercised	—	—	—

Outstanding at November 30, 2000	78,750	0.50—1.00	0.62
Granted	—	—	—
Expired or canceled	—	—	—
Exercised	—	—	—

Outstanding at November 30, 2001	78,750	$0.50—1.00	$0.62

Vested stock options at November 30, 2001	58,950

Weighted average remaining contractual life	2.1 years

    During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. During 2001, no options were granted under this Plan.

    At November 30, 2001, a total of 21,250 shares remain reserved and available for future stock option grants under the 1994 Plan.

    During fiscal 1996 and 1997, the Company granted non-qualified stock options to acquire a total of 40,000 shares at $0.50 per share, the then fair value of the shares, to a consultant. The remaining options immediately vest upon grant and remain outstanding and exercisable at November 30, 2001 and 2000. Of the initial grant of options, 24,000 have expired as of November 30, 2001. A summary of the remaining outstanding and exercisable stock options is as follows:

Stock Options	Exercise Price Per Share	Expiration Date
8,000	$0.50	December 31, 2001
8,000	0.50	March 31, 2002

    During fiscal 1997, the Company granted non-qualified stock options to acquire 20,000 shares at $0.50 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2001. All of these options remain outstanding and exercisable at November 30, 2001 and 2000.

    During fiscal 1998, the Company granted non-qualified stock options to acquire 13,750 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2002. All of these options remain outstanding and exercisable at November 30, 2001 and 2000.

    During fiscal 1999, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2003. All of these options remain outstanding and exercisable at November 30, 2001 and 2000.

    During fiscal 2000, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2004. All of these options remain outstanding and exercisable at November 30, 2001 and 2000.

    During fiscal 2000, the Company granted non-qualified stock options to acquire 10,000 shares at $1.00 per share to an employee. The options immediately vest upon grant and expire in August 2005. All of these options remain outstanding and exercisable at November 30, 2001 and 2000.

    At November 30, 2000, the Company had 15,000 fully vested and exercisable warrants outstanding to purchase shares of its stock at $0.40 per share. These warrants expired January 10, 2001.

    During fiscal 2001, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2005. All of these options remain outstanding and exercisable at November 30, 2001.

    The Company has elected to account for nonqualified grants and grants under its 1994 Plan following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the years ended November 30, 2001 and 2000. Under SFAS 123, the fair value of each option granted during the years ended November 30, 2001 and 2000 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk free interest rate of 5% to 6%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS 123, reported net income and earnings per common share would have been as follows:

	November 30, 2001	November 30, 2000
Net income:
As reported	$21,116	$64,348
Proforma	$9,746	$44,405
Basic and diluted earnings per share:
Basic—as reported	$0.01	$0.03
Basic—Proforma	$0.00	$0.02
Diluted—as reported	$0.01	$0.03
Diluted—Proforma	$0.00	$0.02

NOTE 10—COMMITMENTS

        The Company leases its facilities under a non-cancelable operating lease that expires March 31, 2003. The lease agreement contains a two year renewal option. Rent is being expensed on a straight line basis over the term of the lease. The Company also leases certain of its property and equipment from BSB Leasing, through capital leases, one which expired in October 2001 and others that expire in August 2002 and March 2003. Capitalized leases included in property and equipment amounted to approximately $45,600 and $61,900, before accumulated depreciation of approximately $33,700 and $22,300 as of November 30, 2001 and 2000, respectively. Minimum future obligations under these leases as of November 30, 20001 are as follows:

Year ending November 30,	Capital	Operating
2002	$14,640	81,320
2003	3,433	27,372

Total minimum lease payments	18,073	$108,692

Amount representing interest	(2,790)

Present value of minimum lease payments	$15,283

    Rent expense under the non-cancelable operating lease, net of sub-lease income, was $81,475 and $77,401 for the years ended November 30, 2001 and 2000, respectively.

    During 2001, the Company obtained a $100,000 line of credit from a financial institution bearing interest at prime plus 1% (6% at November 30, 2001). As of November 30, 2001, there was $0 drawn on the line of credit.

NOTE 11—INCOME TAXES

    Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of November 30:

	2001	2000
Deferred tax assets
Net operating loss carryforwards	$1,497,000	$1,508,000
Tax credit carryforwards	—	73,000
Other	21,000	59,000

Gross deferred tax assets	1,518,000	1,640,000
Less valuation allowance	(1,518,000)	(1,640,000)

Net deferred tax assets	$—	$—

    Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the achievement of required future taxable income is uncertain, the

    Company recorded a valuation allowance. The valuation allowance decreased by $122,000 from 2000.

    At November 30, 2001, the Company has a federal income tax net operating loss carryforward of approximately $4,285,000. The federal net operating loss carryforwards expire through the year 2019.

    Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period. Management has not completed an analysis in order to determine whether a cumulative change in ownership of more than 50% has occurred within any three year period.

    A reconciliation of the effective tax rates with the federal statutory rate is as follows as of November 30:

	2001	2000
Income tax expense at 35% statutory rate	$7,400	$22,500
Change in valuation allowance	(122,000)	(30,000)
Nondeductible expenses	3,200	2,100
Adjustment to carryforwards	111,000	—
Other	400	5,400
State income taxes, net	1,600	1,600

	$1,600	$1,600

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT For The Years Ended November 30, 2001 and 2000
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY TABLE OF CONTENTS
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS November 30, 2001 and 2000
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended November 30, 2001 and 2000
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the Years Ended November 30, 2001 and 2000
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended November 30, 2001 and 2000
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS November 30, 2001 and 2000