Form 10QSB
period 2002-02-28
WESTBRIDGE RESEARCH GROUP
filed 2002-06-14
CIK 750150

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter ended February 28, 2002

Commission file number 2-92261

WESTBRIDGE RESEARCH GROUP

California (State or other jurisdiction of incorporation or organization)	95-3769474 (I.R.S. Employer Identification No.)

1150 Joshua Way Vista, California (Address of principal executive office)	92083 (Zip Code)

Registrant's telephone number, including area code: (760) 599-8855

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of February 28, 2002.

PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	FEBRUARY 28, 2002		NOVEMBER 30, 2001
	(unaudited)		(audited)
ASSETS
CURRENT ASSETS
Cash	$289,354		$392,608
Trade accounts receivable, less allowance for doubtful accounts of $15,000 and $15,000 respectively	251,381		197,727
Inventories	148,338		123,523
Prepaid expenses and other current assets	36,574		22,369

Total Current Assets	725,647		736,227
PROPERTY AND EQUIPMENT	555,111		554,356
Less accumulated depreciation	[474,265	]	[464,721	]

Net Property and Equipment	80,846		89,635
PREPAID ROYALTY, net of accumulated amortization of $103,545 and $98,766 respectively	92,397		97,176
LONG TERM ACCOUNTS RECEIVABLE, net	130,000		130,000

TOTAL ASSETS	$1,028,890		$1,053,038

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$75,537		$22,506
Accrued expenses	43,422		53,441
Current portion of capital lease obligation	11,942		11,850
Current portion of long-term debt	3,082		28,360
Notes payable—related parties	208,729		216,796

TOTAL CURRENT LIABILITIES	342,712		332,953
Long-term debt	30,620		7,017
Capital lease obligations:
net of current portion	—		3,433

TOTAL LIABILITIES	373,332		343,403

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares Issued and outstanding 2,103,438 shares	8,479,854		8,479,854
Paid in Capital:	95,000		95,000
Accumulated deficit	[7,919,296	]	[7,865,219	]

TOTAL SHAREHOLDERS' EQUITY	655,558		709,635

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$1,028,890		$1,053,038

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED
	FEBRUARY 28, 2002			FEBRUARY 28, 2001
NET SALES		$248,913			$305,819
COST OF SALES		88,762			96,961

GROSS PROFIT		160,151			208,858

OPERATING EXPENSES
Research and development		41,233			35,780
Selling		89,134			128,270
General and administration		68,522			62,705
Royalties		12,777			13,896

TOTAL OPERATING EXPENSES		211,666			240,651

Operating loss		[51,515	]		[31,793	]
OTHER INCOME (EXPENSE)
Interest expense		[4,346	]		[7,019	]
Interest income		1,679			6,894
Other income		105			—

Loss before income taxes		[54,077	]		[31,918	]
Provision for income taxes		[0	]		[860	]

Net Loss	$	[54,077	]	$	[31,058	]

Basic and diluted earnings per common share	$	[.02	]	$	[.01	]

Weighted average shares outstanding		2,103,438			2,103,438

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

THREE MONTHS ENDED
	FEBRUARY 28, 2002			FEBRUARY 28, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	[54,077	]	$	[31,058	]
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid royalty		4,779			4,779
Depreciation and amortization		9,544			9,243
Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable		[53,654	]		[119,970	]
Increase in inventories		[24,815	]		[40,286	]
Increase in prepaid expenses		[14,205	]		[19,295	]
Increase in accounts payable		53,031			119,872
Decrease in accrued liabilities		[10,019	]		[12,552	]

Net cash used in operating activities		[89,416	]		[89,267	]

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		[755	]		[8,123	]

Net cash used in investing activities		[755	]		[8,123	]

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations		[3,341	]		[4,057	]
Payments on notes payable and notes payable-related parties		[9,742	]		[5,537	]

Net Cash used in financing activities		[13,083	]		[9,594	]

DECREASE IN CASH		[103,254	]		[106,984	]
CASH AT BEGINNING OF PERIOD		392,608			347,133

CASH AT END OF PERIOD		$289,354			$240,149

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.    Basis of Presentation:

          The consolidated condensed balance sheet as of February 28, 2002, the consolidated condensed statement of operations for the three-month periods ended February 28, 2002, and February 28, 2001, respectively, and the consolidated condensed statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2001 Annual Report on Form 10-KSB. The results of operations for the quarter ended February 28, 2002, are not necessarily indicative of the operating results for the full year.

B.    Reclassification:

          None.

C.    Subsequent Events:

          During April 2002, the Company exercised its buyout option under the provisions of the Development Agreement and the Licensing Agreement's for $64,000. Under these agreements the Company was responsible for the payment of royalty fees of $1,000 per month plus 2% of gross sales of products utilizing the licensed technologies. The execution of this buyout option terminates and completes all obligations and rights between the two parties. The effective date of the buyout is April 1, 2002.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

        Net sales for the first quarter of fiscal 2002 were $248,913, representing a decrease of 18% over the same period in 2001. This decrease is primarily due to the Company's major distributor experiencing cash flow difficulties which has resulted in a decrease in orders by this distributor. It is unlikely that this distributor will eventually place orders to make up this decrease.

        Cost of sales as a percentage of net sales increased to 35% for the quarter ended February 28, 2002 as compared with 31% for the same period in the prior year.

        Operating expenses for the three month period ended February 28, 2002 decreased by 12% from the same period in the prior year. The decrease is primarily due to a decrease in selling expenses as discussed below.

        Research and development expenses increased by $5,453, or 15% over the prior year's first quarter. This increase is primarily due to increased salaries.

        Selling expenses as a percentage of net sales for the three month period ended February 28, 2002 decreased to approximately 35% compared with 41% for the same period in the prior year. This decrease is primarily due to decreased advertising.

        General and administrative expenses during the three month period ended February 28, 2002 increased by $5,817 or 9%, compared with the same period in the prior year. This increase is primarily due to an increase in annual meeting expense as well as increased contract labor.

        Net loss for the quarter ended February 28, 2002 was $54,082 or $.02 per common share compared with a net loss of $31,058, or $.01 per common share for the same period in the prior year.

        Income taxes have not been provided for in the accompanying consolidated statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income.

Liquidity and Capital Resources:

        The Company has no material commitments for capital expenditures.

        Working capital was $382,935 at February 28, 2002, down from $403,274 at November 30, 2001.

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

Date: May 31, 2002

QuickLinks

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
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY SIGNATURES