Form 10QSB
period 2002-05-31
WESTBRIDGE RESEARCH GROUP
filed 2002-07-22
CIK 750150

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter ended May 31, 2002

Commission file number 2-92261

WESTBRIDGE RESEARCH GROUP
California	95-3769474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1150 Joshua Way Vista, California	92083
(Address of principal executive office)	(Zip Code)
Registrant's telephone number,
including area code:	(760) 599-8855

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of May 31, 2002.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	MAY 31, 2002 (unaudited)	NOVEMBER 30, 2001 (audited)
ASSETS
CURRENT ASSETS
Cash	$241,116	$392,608
Trade accounts receivable, less allowance for doubtful accounts of $14,705 and $15,000 respectively	284,136	197,727
Inventories	132,923	123,523
Prepaid expenses and other current assets	32,746	22,369

Total Current Assets	690,921	736,227
PROPERTY AND EQUIPMENT	558,874	554,356
Less accumulated depreciation	[483,807]	[464,721]

Net Property and Equipment	75,067	89,635
INTANGIBLE ASSET [Note B]	151,618	—
PREPAID ROYALTY, net of accumulated amortization of $98,766 in 2001 [Note B]	—	97,176
LONG TERM ACCOUNTS RECEIVABLE, net	130,000	130,000

TOTAL ASSETS	$1,047,606	$1,053,038

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)

	MAY 31, 2002 (unaudited)	NOVEMBER 30, 2001 (audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$43,704	$22,506
Accrued expenses	57,524	53,441
Current portion of capital lease obligation	8,461	11,850
Current portion of long-term debt	27,108	28,360
Notes payable—related parties	204,080	216,796

TOTAL CURRENT LIABILITIES	340,877	332,953
Long-term debt	37,047	7,017
Capital lease obligations:
net of current portion	—	3,433

TOTAL LIABILITIES	377,924	343,403

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares Issued and outstanding 2,103,438 shares	8,479,854	8,479,854
Paid in Capital:	95,000	95,000
Accumulated deficit	[7,905,172]	[7,865,219]

TOTAL SHAREHOLDERS' EQUITY	669,682	709,635

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$1,047,606	$1,053,038

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED MAY 31		SIX MONTHS ENDED MAY 31
	2002	2001	2002		2001
NET SALES	$326,161	$518,603		$575,074	$824,422
COST OF SALES	111,588	168,538		200,350	265,499

GROSS PROFIT	214,573	350,065		374,724	558,923

OPERATING EXPENSES
Research and development	36,894	39,218		78,127	74,998
Selling	111,820	118,455		200,954	246,725
General and administration	58,107	64,158		126,624	126,863
Royalties	7,884	17,916		20,661	31,812

TOTAL OPERATING EXPENSES	214,705	239,747		426,366	480,398

Operating (loss) income	[132]	110,318		[51,642]	78,525
OTHER INCOME (EXPENSE)
Interest expense	[5,019]	[6,813]		[9,365]	[13,832]
Interest income	1,170	1,482		2,849	8,375
Other income	18,100	—		18,205	—

Income (Loss) before income taxes	14,119	104,987		[39,953]	73,068
Provision for income taxes	—	—		—	[860]

Net income (loss)	$14,119	$104,987	$	[39,953]	$73,928

Basic earnings per common share	$.01	$.05	$	[.02]	$.04

Weighted average shares outstanding	2,103,438	2,103,438		2,103,438	2,103,438

Diluted earnings per common share	$.01	$.05	$	[.02]	$.04

Weighted average shares, options and warrants outstanding	2,132,446	2,280,355		2,103,438	2,285,521

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	MAY 31, 2002		MAY 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	[39,953]	$73,928
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid royalty		9,558	9,558
Depreciation and amortization		19,086	18,487
Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable		[86,409]	[123,855]
Increase in inventories		[9,400]	[32,824]
Increase in prepaid expenses		[10,377]	[6,896]
Increase in accounts payable		21,198	36,124
Increase [decrease] in accrued liabilities		4,083	[9,871]

Net cash used in operating activities		[92,214]	[35,349]

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset		[64,000]	—
Purchase of property and equipment		[4,518]	[8,123]

Net cash used in investing activities		[68,518]	[8,123]

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Line of Credit		32,000	—
Payments on capital lease obligations		[6,822]	[8,279]
Payments on long term debt and notes payable-related parties		[15,938]	[15,840]

Net cash provided by [used in] financing activities		9,240	[24,119]

DECREASE IN CASH		[151,492]	[67,591]
CASH AT BEGINNING OF PERIOD		392,608	347,133

CASH AT END OF PERIOD		$241,116	$279,542

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. Basis of Presentation:

        The consolidated condensed balance sheet as of May 31, 2002, the consolidated condensed statements of operations for the six-month periods ended May 31, 2002, and 2001, respectively, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2001 Annual Report on Form 10-KSB. The results of operations for the quarter ended May 31, 2002, are not necessarily indicative of the operating results for the full year.

B. Reclassification:

        Effective April 1, 2002, the Company exercised its buyout option under the provisions of the Development Agreement and the Licensing Agreement for a payment of $64,000. The execution of this buyout option terminates and completes all obligations and rights between the two parties. The Company has capitalized this amount along with its remaining unamortized prepaid royalties as intangible assets not subject to amortization under the guidance of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

C. Subsequent Events:

        None

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

        Net sales for the three month period ended May 31, 2002 were $326,161, representing a 37% decrease from the same period in the prior year. For the six month period ended May 31, 2002, sales were $575,074 and represents a decrease of 30% from the prior year's sales of $824,422. This decrease is primarily due to the Company's major distributor experiencing cash flow difficulties which has resulted in a decrease in orders by this distributor. It is unlikely that this distributor will eventually place orders to make up this decrease.

        Cost of sales as a percentage of net sales increased to 34% for the quarter ended May 31, 2002 as compared with 33% for the same period in the prior year. For the six month period ended May 31, 2002, cost of sales as a percentage of net sales also increased to 35% from 32% when compared with the prior year.

        Operating expenses for the three and six month periods ended May 31, 2002 decreased 10% and 11%, respectively, compared with the same periods in the prior year. The decrease is primarily due to a reduction in selling and royalty expenses.

        Research and development expenses for the three and six month periods ended May 31, 2002 decreased 6% and increased 4%, respectively, compared with the same periods in the prior year. The decrease is primarily due to a reduction in consulting fees and contract research and the increase is due to increased salary expense.

        Selling expenses for the three and six month periods ended May 31, 2002 decreased 6% and 19%, respectively, compared with the same periods in the prior year. These decreases are primarily due to a reduction in advertising and travel expenses.

        General and administrative expenses in the three and six month periods ended May 31, 2002 decreased by $6,051 or 9%, and decreased $239 or 0%, respectively, when compared with the same periods in the prior year.

        Net loss for the quarter ended May 31, 2002 was $39,953 as compared with net income of $73,928, for the same period in the prior year. Accordingly, basic earnings per share decreased to [$.02] for the six months ended May 31, 2002 compared with $.04 per share for the six months ended May 31, 2001.

        Income taxes have not been provided for in the accompanying financial statements of operations due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.

Liquidity and Capital Resources:

        The Company has no material commitments for capital expenditures.

        Working capital was $350,044 at May 31, 2002, down from $403,274 at November 30, 2001.

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

Date: July 22, 2002

QuickLinks

PART I—FINANCIAL INFORMATION ITEM 1—FINANCIAL STATEMENTS
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED CONDENSED BALANCE SHEETS
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (unaudited)
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS