Form 10QSB
period 2002-08-31
WESTBRIDGE RESEARCH GROUP
filed 2002-10-21
CIK 750150

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter ended August 31, 2002

Commission file number 2-92261

WESTBRIDGE RESEARCH GROUP

California (State or other jurisdiction of incorporation or organization)	95-3769474 (I.R.S. Employer Identification No.)

1150 Joshua Way Vista, California (Address of principal executive office)	92083 (Zip Code)

Registrant's telephone number, including area code:    (760) 599-8855

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of August 31, 2002.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	AUGUST 31, 2002	NOVEMBER 30, 2001
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$285,343	$392,608
Trade accounts receivable, less allowance for doubtful accounts of $14,705 and $15,000 respectively	198,488	197,727
Inventories	144,975	123,523
Prepaid expenses and other current assets	29,083	22,369

Total Current Assets	657,889	736,227
PROPERTY AND EQUIPMENT	561,813	554,356
Less accumulated depreciation	(493,351)	(464,721)

Net Property and Equipment	68,462	89,635
INTANGIBLE ASSET (Note B)	151,618	—
PREPAID ROYALTY, net of accumulated amortization of $98,766 in 2001 (Note B)	—	97,176
LONG TERM ACCOUNTS RECEIVABLE, net	130,000	130,000

TOTAL ASSETS	$1,007,969	$1,053,038

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$63,421	$22,506
Accrued expenses	46,333	53,441
Current portion of capital lease obligation	5,161	11,850
Current portion of long-term debt	26,650	28,360
Notes payable—related parties	199,408	216,796

TOTAL CURRENT LIABILITIES	340,973	332,953
Long-term debt	27,544	7,017
Capital lease obligations: net of current portion	—	3,433

TOTAL LIABILITIES	368,517	343,403

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares Issued and outstanding 2,103,438 shares	8,479,854	8,479,854
Paid in Capital:	95,000	95,000
Accumulated deficit	(7,935,402)	(7,865,219)

TOTAL SHAREHOLDERS' EQUITY	639,452	709,635

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$1,007,969	$1,053,038

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED AUGUST 31		NINE MONTHS ENDED AUGUST 31
	2002	2001	2002	2001
NET SALES	$302,932	$250,617	$878,006	$1,075,039
COST OF SALES	133,360	121,145	333,710	386,644

GROSS PROFIT	169,572	129,472	544,296	688,395

OPERATING EXPENSES
Research and development	39,367	35,468	117,494	110,466
Selling	90,556	94,757	291,510	341,482
General and administration	63,703	61,698	190,327	188,561
Royalties	—	12,700	20,661	44,512

TOTAL OPERATING EXPENSES	193,626	204,623	619,992	685,021

Operating (loss) income	(24,054)	(75,151)	(75,696)	3,374
OTHER INCOME (EXPENSE)
Interest expense	(5,371)	(7,179)	(14,736)	(21,011)
Interest income	795	5,708	3,644	14,083
Other income	—	59	18,205	59

Loss before income taxes	(28,630)	(76,563)	(68,583)	(3,495)
Provision for income taxes	1,600	1,600	1,600	740

Net loss	$(30,230)	$(78,163)	$(70,183)	$(4,235)

Basic and diluted earnings per common share	$(.01)	$(.04)	$(.03)	$(.00)

Weighted average shares outstanding	2,103,438	2,103,438	2,103,438	2,103,438

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS ENDED
	AUGUST 31, 2002	AUGUST 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,183)	$(4,235)
Adjustments to reconcile net lost to net cash used in operating activities:
Amortization of prepaid royalty	9,558	14,337
Depreciation and amortization	28,630	27,730
Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable	(761)	(9,803)
Increase in inventories	(21,452)	(39,008)
Increase in prepaid expenses	(6,714)	(5,521)
Increase in accounts payable	40,915	5,053
Decrease in accrued liabilities	(7,108)	(10,014)

Net cash used in operating activities	(27,115)	(21,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(64,000)	—
Purchase of property and equipment	(7,457)	(9,844)

Net cash used in investing activities	(71,457)	(9,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Line of Credit	32,000	—
Payments on Line of Credit	(8,756)	—
Payments on capital lease obligations	(10,122)	(12,675)
Payments on notes payable and notes payable—related parties	(21,815)	(17,952)

Net Cash used in financing activities	(8,693)	(30,627)

(DECREASE) INCREASE IN CASH	(107,265)	(61,932)
CASH AT BEGINNING OF PERIOD	392,608	347,133

CASH AT END OF PERIOD	$285,343	$285,201

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. Basis of Presentation:

        The consolidated condensed balance sheet as of August 31, 2002, the consolidated condensed statements of operations for the three and nine-month periods ended August 31, 2002, and 2001, respectively, and the consolidated condensed statements of cash flows for the nine-months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and cash flows have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2001 Annual Report on Form 10-KSB. The results of operations for the quarter ended August 31, 2002, are not necessarily indicative of the operating results for the full year.

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

        None

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

        Net sales for the three month period ended August 31, 2002 were $302,932, representing a 20% increase from $250,617 for the same period in the prior year. For the nine month period ended August 31, 2002, sales were $878,006 and represents a decrease of 18% from $1,075,039 in the prior year. The nine month decrease is primarily due to one of the Company's major distributor experiencing cash flow difficulties which has resulted in a decrease in orders by this distributor during the Company's third fiscal quarter and nine month period ended August 31, 2001. It is unlikely that this distributor will eventually place orders to make up the majority of the decrease. In addition, another major distributor has been acquired by another company and due to reorganization sales to this distributor have slowed.

        Cost of sales as a percentage of net sales decreased to 44% from 48% for the quarter ended August 31, 2002 when compared with the same period in the prior year. For the nine month period ended August 31, 2002, cost of sales as a percentage of net sales increased to 38% compared with 35% in the prior year.

        Operating expenses for the three and nine month periods ended August 31, 2002 decreased 5% and 9%, respectively, compared with the same periods in the prior year. These decreases are primarily due to a reduction in royalties and selling expenses discussed below.

        Research and development expenses as a percentage of net sales for the three and nine month periods ended August 31, 2002 were 12% and 13% respectively, compared with 14% and 10% for the same periods in the prior year.

        Selling expenses during the three month period ended August 31, 2002 decreased 4%, and decreased 14% for the nine month period ended August 31, 2002 when compared with the same periods in the prior year. The decreases are primarily due to reduced advertising expenses.

        General and administrative expenses in the three month period ended August 31, 2002 increased by $2,005 or 3%, and increased $1,766 or 1% for the nine month period ended August 31, 2002 when compared with the same periods in the prior year.

        Net loss for the quarter ended August 31, 2002 was $30,230 as compared with net loss of $78,163, for the same period in the prior year.

        Income taxes have not been provided for in the accompanying financial statements of operations due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.

Liquidity and Capital Resources:

        The Company has no material commitments for capital expenditures.

        Working capital was $316,916 at August 31, 2002, which represents a decrease from $403,274 at November 30, 2001.

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

WESTBRIDGE RESEARCH GROUP (Registrant)

/s/ CHRISTINE KOENEMANN Christine Koenemann, President Principal Executive Officer Principal Financial Officer

Date: October 18, 2002

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES