Form 10KSB
period 2002-11-30
WESTBRIDGE RESEARCH GROUP
filed 2003-03-14
CIK 750150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 2-92261

WESTBRIDGE RESEARCH GROUP
(Name of Small Business Issuer in its Charter)

California	95-3769474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 Joshua Way, Vista, California 92083
(Address of principal executive office and zip code)

(760) 599-8855
(Issuer’s Telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year:   $1,102,180.

The aggregate market value of the voting and non-voting equity held by nonaffiliates of the registrant as of February 28, 2003, (computed by reference to the price at which the Common Stock was most recently sold) was approximately $1,934,773.  This computation excludes a total of 168,665 shares held by certain executive officers and directors of Issuer who may be deemed to be affiliates of Issuer under applicable rules of the Securities and Exchange Commission.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

As of February 28, 2003, there were 2,103,438 shares of the Issuer’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure

Format Yes ☐    No ☒

PART I

ITEM 1.  BUSINESS

GENERAL

Westbridge Research Group was incorporated in California in 1982.  From inception, Westbridge Research Group and its wholly-owned subsidiary (hereinafter referred to collectively as the “Company”) have been engaged in the development, manufacture and marketing of environmentally compatible products for the agriculture industry.  The Company also produces a line of products that are used in the bioremediation of hazardous waste.

AGRICULTURE PRODUCTS

The Company’s environmentally sensitive products include proprietary formulations based primarily on the use of microbial fermentations and plant extracts, micronutrient blends containing primary and complex secondary nutrients, as well as additional natural humates and natural substances with growth promoting activity.

Plant Growth Regulators

TRIGGRR® formulations are registered with the Environmental Protection Agency (EPA) as plant growth regulators.  The active components of TRIGGRR® are “cytokinins” that affect rates of cell division and growth.  TRIGGRR® is available in several product formulations including:

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

FEED ADDITIVES

Animal feed additives include products derived from microbial fermentation and proteinated and chelated trace minerals that stimulate beneficial gastrointestinal microorganisms, thereby improving the animals’ digestion and conversion of feed to weight gain.

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

The Company concentrates its product development efforts on formulation modifications designed to further increase the efficacy of the Company’s agricultural products and on studies to develop precise application rates and timing for additional crops.

The Company has developed environmentally sensitive products for the home lawn and garden industry. Only a small portion of Company resources are currently being devoted to these projects, but, as funds become available, these and other applications will be pursued.

Research and development expenses for continuing operations for fiscal years 2002 and 2001, respectively, were $151,714 and $150,504.

GOVERNMENT REGULATIONS

The Company’s activities are, or may be, subject to regulation under various laws and regulations including, among others, the Occupational Safety and Health Act, the Toxic Substances Control Act, the National Environmental Policy Act, other water, air and environmental quality statutes, and export control legislation.  The Company believes it has met its current obligations under the aforementioned regulations.

In addition to the foregoing requirements, the Company’s agricultural products must be approved by state authorities before distribution in a state.  In some cases, this necessitates having to conduct field tests in the particular state to accumulate the necessary test data for registration.  Soil TRIGGRR® and Foliar TRIGGRR® have been federally registered with the EPA.  In addition, the Company has registered its products with certain appropriate state agencies and is pursuing registration in other states.

MARKETING

The Company uses a small number of key regional and national distributors for its U.S. market.  Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company’s products in specified regions or countries.  The Company is dependent on three domestic customers whose purchases amounted to 31% of the Company’s agricultural product sales in fiscal 2002.  Sales to the same major domestic customers also amounted to 31% in 2001.

MANUFACTURING

All of the Company’s proprietary formulations and finished products are manufactured at its Vista, CA facility.

The Company has improved its production capabilities which has allowed it to seek new opportunities in manufacturing liquid specialty and fertilizer products for other companies.

LICENSES

The Company had a license agreement with Westbridge Biosystems Ltd., a California limited partnership (the “Partnership”), for the base technology used in many of its products.  Refer to Exhibit 10(o) Biosystems License Agreement, incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1989.  On September 30, 1996, the Company and the Partnership amended the terms of the agreement.  Under the terms of the amended agreement, the Company forgave its entire remaining note receivable balance of $195,942 from the Partnership in exchange for a restructuring of royalty fees and the term over which royalities were due the Partnership.  Accordingly, the forgiven note balance was  recorded as prepaid royalties and was amortized on a straight-line basis over the term of the amended licensing agreement.  Under the amended licensing agreement, the Company was required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of Gross Sales.  Refer to exhibit 10(u), amended Biosystems License Agreement, of the Company’s Annual Report or Form 10-KSB for the fiscal year ended November 30, 1996.  Effective December 1, 1998 the Company and the Partnership agreed to remove the Company as a limited partner of the Partnership in exchange for a reduced royalty payment of 2% and a change in the buyout provision.  Effective April 1, 2002, the Company exercised its buyout option under the provisions of the Development Agreement and the Licensing Agreement for a payment of $64,000. The execution of this buyout option terminates and completes all obligations and rights between the two parties. The Company has capitalized this amount along with its remaining unamortized prepaid royalties as intangible assets not subject to amortization under the guidance of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

SEASONALITY

Agricultural product sales are typically seasonal in nature with heavier sales in the spring months.  The Company is seeking to temper the seasonality of its agronomic sales by marketing its products in Latin American countries which produces sales in January, February and March.

COMPETITION

The Company’s agricultural products compete with chemicals of major specialty suppliers to the agricultural industry.  Some of the advantages these companies have in supplying chemical products to the agricultural industry include well-established distribution networks, well-known products, experience in satisfying the needs of farmers and extensive capital resources.  A number of other existing companies are engaged in research in the area of biotechnology relating to agriculture.  The Company expects the biotechnology industry in agriculture to be very competitive in the future.  Unlike chemical products, biotechnology products do not cause soil erosion, do not adversely affect the environment, are not dependent on petroleum products and do not present safety hazards to humans. Most of the Company’s existing and potential competitors in agri-chemicals and biotechnology have more experience in operations, more extensive facilities and greater financial and other resources.

EMPLOYEES

At November 30, 2002, the Company had 7 employees, 5 full-time, 2 part time.  None of these employees are covered by a collective bargaining agreement.  The Company believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

The Company’s principal executive office is located at 1150 Joshua Way, Vista, California 92083.  This facility consists of 9,515 square feet and is used for offices, a laboratory and the production and storage of agricultural products and materials.  The Company leases these facilities under a lease that expires in March 2008.   Rent is being expensed on a straight-line basis over the term of the lease.

Rent expense for the years ending November 30, 2002 and 2001, net of sub-lease income, was $81,518 and $81,475, respectively.

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

(b)                                 Approximate Number of Holders for Common Stock.  The approximate number of record holders of Common Stock as of November 30, 2002, was 718.

(c)                                  Dividends.  The Company has paid no dividends.  There are no contractual restrictions that materially limit the Company’s present or future ability to pay dividends.  The Company does not expect to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Fiscal Year 2002 Compared to Fiscal Year 2001

Total product sales were $1,102,180 in fiscal 2002 compared with $1,409,758 in fiscal 2001, a decrease of 22%.  Prices for the Company’s existing products remained stable during fiscal 2002. Production by gallons was 59,448 in 2002 and 117,359 in 2001, a decrease of 49%.  The sales decrease was primarily due to one of the Company’s major distributors ceasing business during fiscal 2002.

Cost of sales as a percentage of total product sales amounted to 37% or $406,679 in fiscal 2002, as compared with 35% or $499,743 in fiscal 2001.

Research and development expenses decreased 5%, or $10,823, to $239,734 in fiscal 2002 from $250,557 in fiscal 2001.  This decrease is primarily due to various expenses decreasing slightly.

Selling expenses increased to 35% of product sales for fiscal year 2002, compared to 30% in fiscal year 2001.  This increase is primarily due to reduced sales during fiscal 2002.

General and administrative expenses increased by $1,210 in fiscal 2002 from $150,504 in fiscal 2001.

Royalty expense decreased $38,327 in fiscal 2002 from $59,003 in fiscal 2001.  This decrease is due to the Company exercising its buyout option in April 2002 which terminated all royalty requirements.

Interest expense decreased to $21,281 for fiscal 2002, from $26,237 for fiscal 2001. This decrease is primarily due to the normal paydown of the Company’s installment loans.

The net loss for fiscal 2002 was $107,407 compared with net income of $21,116 in fiscal 2001.  The decrease in net income is primarily due to decreased sales during fiscal 2002.

Fiscal Year 2001 Compared to Fiscal Year 2000

Total product sales were $1,409,758 in fiscal 2001 compared with $1,536,824 in fiscal 2000, a decrease of 8%.  Prices for the Company’s existing products remained stable during fiscal 2001. Production by gallons was 117,359 in 2001 and 133,482 in 2000, a decrease of 12%.  The sales decrease was primarily due to one of the Company’s major distributors experiencing cash flow difficulties which resulted in a decrease in orders during fiscal 2001.

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

The net income for fiscal 2001 was $21,116 compared with net income of $64,348 in fiscal 2000.  The decrease in net income is primarily due decrease sales during fiscal 2001.

Liquidity and Capital Resources

Net working capital increased to $482,503 in fiscal year 2002 compared to $403,274 in fiscal year 2001 primarily due to the Company’s successful negotiation to extend notes payable to related parties to 2004 (see notes to the financial statements).

Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.

ITEM 7.  FINANCIAL STATEMENTS

Exhibit A, “Consolidated Financial Statements and Independent Auditors’ Report” is incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
OF THE EXCHANGE ACT

The executive officers and directors of the Company, as of November 30,  2002, were as follows:

Name	Age	Principal Occupation and Business Experience During the Past Five Years	Year First Became Director

Christine Koenemann	49	Christine Koenemann was elected President and appointed as a Director of the Company on March 2, 1995. She has worked for the Company for the past 16 years in varying positions including Operations Manager, Shareholder Relations Liaison, Director of Administration, and Assistant Treasurer. She attended Indiana University School of Business and worked in retail management for five years.	1995

William J. Dale	69

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

			1995

William M. Witherspoon	61	Mr. Witherspoon was appointed to the Board of Directors in August 1995, and he was elected Chairman at that time. Mr. Witherspoon was a founder	1995

of Westbridge Research Group.  From 1982 until 1989 he served as  Chairman of the Board of Directors.  Prior to and after founding Westbridge, he was a principal of Witherspoon and Town, a firm that engaged in starting and providing capital for real estate, agricultural and marketing businesses.For the past nine years, he worked as the owner of Firstlight Productions, an art production and marketing company.  Mr. Witherspoon holds a B.A. degree from Reed College and an M.A. from MERU.

William Fruehling	62

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

The following table sets forth the aggregate remuneration paid in fiscal 2002:

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

During fiscal 1998, 1999, 2000 and 2001 the Company granted non-qualified stock options to acquire 13,750, 15,000, 15,000 and 15,000 shares, respectively all at $1.00 per share to members of the Board of Directors.  The options granted during fiscal 2002 are described below.  The options immediately vest upon grant and expire December 2002, 2003, 2004, 2005 and July 2012 respectively.  All of these options are outstanding and exercisable at November 30, 2002.

Employee Incentive Stock Option Plan

During 1994, the Company established an employee incentive stock option plan (“the 1994 Plan”) under which options to purchase an aggregate of 100,000 common shares may be granted at fair market value.  During fiscal 1997 the Company granted options to acquire 50,000 shares at $0.50 per share to its President. These 50,000 options expired unexercised in April 2002.  At November 30, 2002, no shares had been issued under the 1994 Plan and 28,750 options at an exercise price of $1.00 per share remained outstanding, of which 18,400 were exercisable.  No options were exercised during the fiscal year ended November 30, 2002.  These options expire through the fiscal year ended November 30, 2005.

During fiscal 1996 and 1997 the Company granted non-qualified stock options to acquire 40,000 shares at $0.50 per share to a consultant.  During fiscal 2001, 24,000 options expired unexercised.  During fiscal 2002, the remaining 16,000 options expired unexercised.

During fiscal 2000 the Company granted non-qualified stock options to acquire 10,000 shares at $1.00 per share to an employee. The options immediately vest upon grant and expire in August 2005.  All of these options remain outstanding and exercisable at November 30, 2002.

During fiscal 2001, the Company established an employee stock option plan (“the 2001 Plan”) under which options to purchase an aggregate of 400,000 shares of the Company’s common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan’s administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. During fiscal 2002, the Company granted options to acquire 100,000 shares at $0.25 per share to its President and options to acquire a total of 25,000 shares at $0.25 per share to two employees.  The options vest upon grant and expire in July 2012.  In addition during fiscal 2002, the Company granted options to acquire 15,000 shares at $0.25 to members of the Board of Directors.  The options vest upon grant and expire in July 2012.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table sets forth certain information as of November 30, 2002, with respect to the beneficial ownership of the Company’s Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		W/O Exercise Percent of Class (5)	Percent of Class (6)

Christine Koenemann 110 Joshua Way Vista, CA 92083	102,700	(1)	*	4.7

Albert L. Good 14550 Castle Rock Road Salinas, CA 93908	182,300		8.7	8.7

Kenneth P. Miles 8 Avenida Andra Palm Desert, CA 92260	119,867		5.7	5.7

William M. Witherspoon PO Box 1735 Fairfield, IA 52556	181,590	(2)	7.4	8.5

William Fruehling 5416 Renaissance Avenue San Diego, CA 92122	23,750	(3)	*	1.1

William J. Dale 1150 Joshua Way Vista, CA 92083	34,375	(4)	*	1.6

All Directors & Officers as a Group (4 persons)	342,415		8.0	15

* less than 1%

(1)                                  Consists of exercisable options to purchase 100,000 shares at $0 .25 per share.

(2)                                  Consists of exercisable options to purchase 20,000 shares at $1.00 per share and 5,000 shares at $0.25 per share.

(3)                                  Consists of exercisable options to purchase 18,750 at $1.00 per share and 5,000 shares at $0.25 per share.

(4)                                  Consists of exercisable options to purchase 20,000 shares at $1.00 per share and 5,000 shares at $0.25 per share.

(5)                                  Calculated as if no options were exercised and 2,103,438 shares outstanding.

(6)                                  Calculated as if only that (those) shareholder’s(s’) options/warrants exercisable within 60 days were exercised and no other options/warrants were exercised.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K.

(a)	1.	The following financial statements of the Company are included in Item 7:

		Consolidated Balance Sheets at November 30, 2002 and 2001

		Consolidated Statements of Operations for the two years in the period ended November 30, 2002

		Consolidated Statements of Shareholders’ Equity for the two years in the period ended November 30, 2002

		Consolidated Statements of Cash Flows for the two years in the period ended November 30, 2002

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

10(n)                     Nonqualified Stock Option of Noel R. Schaefer incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1989.

10(o)                     Biosystems License Agreement incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1989.

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

10(x)                       Westbridge Research Group 2001 Stock Option Plan filed herewith.

99.1        Certification of Westbridge Research Group's Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2003.

Westbridge Research Group

By:	/s/ Christine Koenemann
Christine Koenemann, President
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William M. Witherspoon	Director	March 14, 2003
William M. Witherspoon

/s/ Christine Koenemann	Director	March 14, 2003
Christine Koenemann

/s/ William J. Dale	Director	March 14, 2003
William J. Dale

/s/ William Fruehling	Director	March 14, 2003
William Fruehling

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Issuers which have not registered Securities pursuant to Section 12 of the Act.

No annual report covering the Issuer’s last fiscal year or proxy material has been sent to security holders.  An annual report is to be furnished to security holders subsequent to the filing of the annual report of this form.

Westbridge Research Group, Inc.
CERTIFICATION OF PRINCIPLE EXECUTIVE OFFICER AND PRINCIPLE FINANCIAL OFFICER
Section 302 Certification

I, Christine Koenemann, certify that:

1. I have reviewed this annual report on Form 10-KSB of Westbridge Research Group, Inc. (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	By:	/s/ Christine Koenemann
Christine Koenemann
Principal Executive Officer
Principal Financial Officer

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
AND INDEPENDENT AUDITORS’ REPORT

For The Years Ended November 30, 2002 and 2001

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the “Company”) as of November 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

San Diego, California	PKF
February 28, 2003	Certified Public Accountants
A Professional Corporation

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

November 30, 2002 and 2001

ASSETS

	2002	2001

Current assets:
Cash and cash equivalents	$269,037	$392,608
Accounts receivable, less allowance of $14,705 in 2002 and $15,000 in 2001	170,231	197,727
Inventories	130,639	123,523
Prepaid expenses and other current assets	21,283	22,369

Total current assets	591,190	736,227

Property and equipment, at cost:
Machinery and equipment	228,373	224,850
Office furniture and fixtures	314,540	309,796
Vehicles	19,710	19,710

	562,623	554,356

Less accumulated depreciation	(503,685)	(464,721)

Net property and equipment	58,938	89,635

Long-term account receivable, net	130,000	130,000
Intangible assets, net	151,600	97,176

	$931,728	$1,053,038

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2002	2001

Current liabilities:
Accounts payable	$55,964	$22,506
Accrued expenses	46,127	53,441
Current portion of long term debt	4,200	28,360
Current portion of capital lease obligations	2,396	11,850
Current portion of notes payable to related parties	—	216,796

Total current liabilities	108,687	332,953

Long-term debt, net of current portion	25,341	7,017
Capital lease obligations, net of current portion	—	3,433
Notes payable to related parties, net of current portion	195,472	—

Total liabilities	329,500	343,403

Commitments (Note 10)

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, no shares outstanding in 2002 and 2001	—	—
Common stock, no par value, 9,375,000 shares authorized, 2,103,438 shares issued and outstanding in 2002 and 2001	8,479,854	8,479,854
Paid-in-capital	95,000	95,000
Accumulated deficit	(7,972,626)	(7,865,219)

Total shareholders’ equity	602,228	709,635

	$931,728	$1,053,038

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended November 30, 2002 and 2001

	2002	2001
Revenues:
Agricultural product sales	$1,102,180	$1,409,758

Costs and expenses:
Cost of sales	406,679	499,743
Research and development	239,235	250,557
Selling	389,590	417,230
General and administrative	151,714	150,504
Royalties	11,100	39,887
Amortization of processes and formulas and prepaid royalty	9,576	19,116

Total costs and expenses	1,207,894	1,377,037

(Loss) income from operations	(105,714)	32,721

Other income (expense):
Interest expense	(21,281)	(26,237)
Interest income	4,497	15,712
Gain (loss) on sale of property and equipment	100	(399)
Other income	16,591	919

(Loss) income before income taxes	(105,807)	22,716

Provision for income taxes	1,600	1,600

Net (loss) income	$(107,407)	$21,116

Net (loss) income per common share – basic	$(0.05)	$0.01

Weighted average shares outstanding	2,103,438	2,103,438

Net income per common share – diluted	$(0.05)	$0.01

Weighted average shares, options and warrants outstanding	2,103,438	2,277,801

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended November 30, 2002 and 2001

	Common Stock	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2000	2,103,438	$8,479,854	$95,000	$(7,886,335)	$688,519

Net income	—	—	—	21,116	21,116

Balance, November 30, 2001	2,103,438	8,479,854	95,000	(7,865,219)	709,635

Net loss	—	—	—	(107,407)	(107,407)

Balance, November 30, 2002	2,103,438	$8,479,854	$95,000	$(7,972,626)	$602,228

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended November 30, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net (loss) income	$(107,407)	$21,116
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Depreciation	38,964	40,010
Amortization	9,576	19,116
Bad debt expense	—	10,000
(Gain) loss on sale of property and equipment	(100)	399
Changes in operating assets and liabilities:
Decrease in accounts receivable	27,496	27,042
Increase in inventories	(7,116)	(26,062)
Decrease (increase) in prepaid expenses and other current assets	1,086	(709)
Increase (decrease) in accounts payable	33,458	(4,960)
Decrease in accrued expenses	(7,314)	(526)

Net cash flows (used in) provided by operating activities	(11,357)	85,426

Cash flows from investing activities:
Purchase of property and equipment	(8,267)	(14,146)
Purchase of intangible asset	(64,000)	—
Proceeds from sales of property and equipment	100	5,576
Net cash flows used in investing activities	(72,167)	(8,570)

Cash flows from financing activities:
Payments on notes payable to related parties and long-term debt	(27,160)	(15,049)
Payments on capital lease obligations	(12,887)	(16,332)

Net cash flows used in financing activities	(40,047)	(31,381)

Net (decrease) increase in cash and cash equivalents	(123,571)	45,475

Cash and cash equivalents at beginning of year	392,608	347,133

Cash and cash equivalents at end of year	$269,037	$392,608

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$23,795	$24,000

Income taxes	$1,600	$1,600

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Westbridge Research Group (the “Company”) was incorporated in California on April 12, 1982 for the acquisition, research, development, manufacturing and marketing of biotechnological products in the agricultural and energy industries.

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

The Company maintains a majority of its bank accounts at one financial institution located in California. The accounts at this one bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  At November 30, 2002 and 2001, the Company’s uninsured cash balances totaled $66,767 and $147,698, respectively.  The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Inventories

Inventory, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.

Advertising

Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to income as incurred. Advertising expenses charged to income totaled $45,142 in 2002 and $72,079 in 2001.

Intangible Assets

In 2001 the Company recorded  formulas and processes as intangible assets. Reporting  them at amortized cost, and amortizing them on a straight-line basis over the lesser of ten years or their estimated useful lives. In 2002 the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS142), “Goodwill and Other Intangible Assets”.  (See note 5).

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years.

Revenue Recognition

Revenues are recognized when a product is shipped or a service is performed.

Sales to Major Customers

Sales to major agricultural domestic customers were 24% and 47% of fiscal 2002 and 2001 net agricultural product sales, respectively. During fiscal 2002, 11% of total sales were derived from aggregate foreign sales compared to 13% in 2001. A majority of the Company’s domestic sales are concentrated in Washington, California, Arizona and Texas, and a majority of the Company’s foreign sales are concentrated in Peru. For the year ended November 30, 2002 three customers represented 63% of accounts receivable.

Net (Loss) Income Per Share

Basic (loss) earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of diluted stock options and warrants using the treasury stock method.  The weighted average number of common shares, options, and warrants outstanding were 2,103,438 and 2,277,801 for 2002 and 2001, respectively.  Stock options were anti-dilutive for 2002.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Years Ended November 30,
	2002	2001

Numerator for earnings per common share - net (loss) income	$(107,407)	$21,116

Denominator for basic earnings per common share	2,103,438	2,103,438

Effect of dilutive securities	—	174,363

Denominator for diluted earnings per common share	2,103,438	2,277,801

Net (loss) income per common share:
Basic	$(0.05)	$0.01

Diluted	$(0.05)	$0.01

Fair Value of Financial Instruments

The Company believes that the recorded values of its financial instruments approximates their fair value at the balance sheet date.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Research and Development

It is the Company’s policy to expense research and development costs when incurred.

Stock Based Compensation

FASB Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

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

Long Lived Assets

The Company investigates potential impairments of their long-lived assets on an individual basis when evidence exists that events or changes in circumstances may have made recovery of an asset’s carrying value unlikely. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. No such losses have been identified.

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

NOTE 2 - RESEARCH AND DEVELOPMENT AGREEMENTS

In December 1982, the Company entered into a research and development agreement (the “First Agreement”) with Westbridge Biosystems, Ltd. (the “Partnership”) to develop biologically compatible products to decrease the cost of crop production, increase crop yields and improve soil quality through the use of naturally occurring microorganisms and synthesized and extracted organic polymers.

In exchange for funding the research and development, the Partnership obtained title to all technologies developed under the agreement.

In October of 1985 the Company and the Partnership entered into a licensing agreement (the “Licensing Agreement”) under which the Company acquired, on an exclusive world-wide basis, licensing of certain technologies in exchange for royalties.

On September 30, 1996, the Company and the Partnership amended the terms of the Development Agreement and the Licensing Agreement.  Under the terms of the amended agreements the Company forgave the entire remaining note receivable balance of $195,942 in exchange for a restructuring of the royalty fees and terms.  Accordingly, the forgiven note balance has been recorded as prepaid royalties and is being amortized straight line over the term of the amended licensing agreement, through December 31, 2006 (see Note 5).  Under the amended licensing agreement the Company is required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of gross sales of products utilizing the licensed technologies. The Company and the Partnership have now changed their relationship to remove the Company as a limited partner of the Partnership, to change the amount of the royalty payable under the licensing agreement to 2% as of December 1, 1998, and to change the buyout provision as called for in the Agreement dated October 1, 1996. During the quarter ended May 31, 2002 the Company exercised its right to purchase the formula, for which the royalty fee was based upon, for $64,000. The Company has determined that the formula is an intangible asset with an indefinite life under SFAS No. 142 . (See Note 5).

NOTE 3 - INVENTORIES

Inventories consist of the following at November 30:

	2002	2001

Raw materials	$87,803	$85,834
Finished goods	42,836	37,689

	$130,639	$123,523

Certain of the Company’s raw materials are obtained from a limited number of suppliers.

NOTE 4 - LONG-TERM ACCOUNT RECEIVABLE

At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor.  The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico.  The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings.  At November 30, 2002, the land is subject to a Mexican court pending foreclosure sale.

The long term account receivable and related allowance for doubtful accounts at November 30 is as follows:

	2002	2001

Long-term account receivable	$451,270	$451,270
Allowance for doubtful long-term account	(321,270)	(321,270)

	$130,000	$130,000

NOTE 5 - INTANGIBLE ASSETS

For the year ended November 30, 2001 the Company reported net purchased formulas and prepaid royalties of $97,176. In 2002 the Company adopted SFAS 142.  The adoption of SFAS 142 directed the Company to discontinue amortizing its intangible assets and annually review them for impairment.  Management believes the assets have an indefinite life. Amortization expense for the year ended November 30, 2002, prior to the purchase of the formula was $9,576 (see Note 2). The value of the unamortized intangibles as of November 30, 2002 is $151,600.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at November 30:

	2002	2001

Auditing Fees	$9,083	$15,000
Royalties - related party	—	2,196
Accrued vacation	14,770	14,770
Warranty	17,982	17,982
Sales commissions	4,292	3,493

	$46,127	$53,441

NOTE 7 - LONG-TERM DEBT

	2002	2001
Notes payable to an individual, with simple interest at 8%. Principal and accrued interest are due September 1, 2004. Amount includes accrued interest of $1,296 and $3,810 at November 30, 2002 and 2001, respectively.	$22,524	$25,038

Note payable to a bank bearing interest at 9.99%, principal and interest payable in monthly installments of $350 for 60 months, maturing October 7, 2004. This note is collateralized by a vehicle.	7,017	10,339

Total long term debt	29,541	35,377

Less: Current portion	4,200	28,360

Long term portion	$25,341	$7,017

Aggregate maturities of long term debt at November 30, 2002 are as follows:

Year Ended	Amount

2003	$4,200
2004	25,341

$29,541

NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

At November 30, notes payable to related parties were as follows:

	2002	2001

Notes payable to various related parties with simple interest at 8% collateralized by a subordinated security interest in substantially all assets of the Company. Principal and accrued interest originally due September 1, 2000. Due date extended to September 1, 2004. Amounts include accrued interest of $6,139 and $18,328 at November 30, 2002 and 2001, respectively.	$109,224	$121,413

Note payable to related party with simple interest compounded annually at prime plus 1% which at November 30, 2002 and 2001 was 4.5% and 5%, respectively. Collateralized by a subordinated security interest in substantially all assets of the Company. Principal and accrued interest originally due at maturity in June 1995. Due date extended to September 1, 2004. Amounts include accrued interest of $36,248 and $45,383 at November 30, 2002 and 2001, respectively.	86,248	95,383

Total notes payable to related parties	195,472	216,796

Less: Current portion	—	216,796

Notes payable to related parties, long-term	$195,472	$—

NOTE 9 - STOCK OPTIONS

During fiscal 1983, the Company established an employee incentive stock option plan (“the 1983 Plan”) under which options to purchase an aggregate of 100,000 common shares may be granted to key employees of the Company.  Stock options granted under the plan expire at the earlier of ten years from the date of grant or termination of employment.  All options under this plan have expired as of November 30, 2002.

During fiscal 1994, the Company established an employee incentive stock option plan (“the 1994 Plan”) under which options to purchase an aggregate of 100,000 shares of the Company’s common stock may be granted to key employees and officers of the Company.  Under the 1994 Plan, stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant.  Options vest 40% upon grant and 12% each grant date anniversary until fully vested and expire at the earlier of five years from that date of grant or 90 days after termination of employment.

During fiscal 2001, the Company established an employee stock option plan (“the 2001 Plan”) under which options to purchase an aggregate of 400,000 shares of the Company’s common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options.  Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant.  Options vest over varying terms designated by the 2001 Plan’s administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. During 2002 the Company granted options for the purchase of 125,000 shares under this Plan.  All options granted under the 2001 Plan are vested and unexercised at November 30, 2002.

At November 30, 2002, a total of 71,250 and 275,000 shares remain reserved and available for future stock option grants under the 1994 and 2001 Plans, respectively.

A summary of the stock option activity under the 1994 and 2001 Plans is as follows:

	Stock Options	Exercise Price Per Share	Weighted Average Price Per Share

Outstanding at November 30, 2000	78,750	$0.50 - 1.00	$0.62
Granted	—	—	—
Expired or canceled	—	—	—
Exercised	—	—	—

Outstanding at November 30, 2001	78,750	0.50 - 1.00	0.62
Granted	125,000	0.25	0.25
Expired or canceled	(50,000)	0.50	0.50
Exercised	—	—	—
Outstanding at November 30, 2002	153,750	$0.25 - 1.00	$0.36

Vested stock options at November 30, 2002	143,400

Weighted average remaining contractual life	9.1 years

During fiscal 1996 and 1997, the Company granted non-qualified stock options to acquire a total of 40,000 shares at $0.50 per share, the then fair value of the shares, to a consultant. During fiscal 2002 the options expired unexercised.

During fiscal 1998, the Company granted non-qualified stock options to acquire 13,750 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire  in December 2002.  All of these options remain outstanding and exercisable at November 30, 2002.

During fiscal 1999, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire  in December 2003.  All of these options remain outstanding and exercisable at November 30, 2002.

During fiscal 2000, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire  in December 2004.  All of these options remain outstanding and exercisable at November 30, 2002.

During fiscal 2000, the Company granted non-qualified stock options to acquire 10,000 shares at $1.00 per share to an employee. The options immediately vest upon grant and expire  in August 2005.  All of these options remain outstanding and exercisable at November 30, 2002.

During fiscal 2001, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors.  The options immediately vest upon grant and expire in December 2005.  All of these options remain outstanding and exercisable at November 30, 2002.

During fiscal 2002, the Company granted non-qualified stock options to acquire 15,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant and expire  in July 2012.  All of these options remain outstanding and exercisable at November 30, 2002.

The Company has elected to account for nonqualified grants and grants under its 1994 and 2001 Plans following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the years ended November 30, 2002 and 2001. Under SFAS 123, the fair value of each option granted during the years ended November 30, 2002 and 2001 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS 123, reported net (loss) income and (loss) earnings per common share would have been as follows:

	November 30, 2002	November 30, 2001
Net (loss) income:
As reported	$(107,407)	$21,116
Proforma	$(132,484)	$9,746

Basic and diluted (loss) earnings per share:
Basic—as reported	$(0.05)	$0.01
Basic—Proforma	$(0.06)	$0.00

Diluted—as reported	$(0.05)	$0.01
Diluted—Proforma	$(0.06)	$0.00

NOTE 10 - COMMITMENTS

The Company leases its facilities under a non-cancelable operating lease that expires March 31, 2008. The lease agreement contains a two year renewal option.  Rent is being expensed on a straight line basis over the term of the lease. The Company also leases certain of its property and equipment from BSB Leasing, through capital leases, which expire through March 2003. Capitalized leases included in property and equipment amounted to approximately $45,600, before accumulated depreciation of approximately $43,200 and $33,700 as of November 30, 2002 and 2001, respectively. Minimum future obligations under these leases as of November 30, 2002 are as follows:

Year ending November 30,	Capital	Operating

2003	$2,450	85,536
2004	—	88,102
2005	—	90,745
2006	—	93,467
2007	—	96,271
Thereafter	—	99,160

Total minimum lease payments	2,450	$553,281

Amount representing interest	(54)

Present value of minimum lease payments	$2,396

Rent expense under the non-cancelable operating lease, net of sub-lease income, was $81,518  and $81,475 for the years ended November 30, 2002 and 2001, respectively.

During 2001, the Company obtained a $100,000 line of credit from a financial institution bearing interest at prime (4.5% at November 30, 2002) plus 1%.  As of November 30, 2002, there was $0 drawn on the line of credit.

NOTE 11 - INCOME TAXES

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.  The tax effect of temporary differences consisted of the following as of November 30:

	2002	2001
Deferred tax assets

Net operating loss carryforwards	$1,558,000	$1,497,000
Other	20,000	21,000
Gross deferred tax assets	1,578,000	1,518,000
Less valuation allowance	(1,578,000)	(1,518,000)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  The valuation allowance increased by $60,000 from 2001.

At November 30, 2002, the Company has a federal income tax net operating loss carryforward of approximately $4,483,000.  The federal net operating loss carryforwards expire through the year 2022.

Use of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.  Management has not completed an analysis in order to determine whether a cumulative change in ownership of more than 50% has occurred within any three year period.

A reconciliation of the effective tax rates with the federal statutory rate is as follows as of November 30:

	2002	2001

Income tax (benefit) expense at 35% statutory rate	$(37,600)	$7,400
Change in valuation allowance	60,000	(122,000)
Nondeductible expenses	2,300	3,200
Adjustment to carryforwards	(24,700)	111,000
Other	—	400
State income taxes, net	1,600	1,600

	$1,600	$1,600