Form 10QSB
period 2003-02-28
WESTBRIDGE RESEARCH GROUP
filed 2003-04-21
CIK 750150

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter ended February 28, 2003

Commission file number 2-92261

WESTBRIDGE RESEARCH GROUP

California	95-3769474
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1150 Joshua Way
Vista, California	92083
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:                    (760) 599-8855

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.   Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of February 28, 2003.

PART I  —  FINANCIAL INFORMATION

ITEM 1  —  FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	FEBRUARY 28,		NOVEMBER 30,
	2003		2002
	(unaudited)		(audited)

ASSETS

CURRENT ASSETS
Cash	$133,236		$269,037
Trade accounts receivable, less allowance for doubtful accounts of $14,705 and $14,705 respectively	197,871		170,231
Inventories	175,512		130,639
Prepaid expenses and other current assets	39,243		21,283

Total Current Assets	545,862		591,190

PROPERTY AND EQUIPMENT	562,623		562,623
Less accumulated depreciation	[513,228	]	[503,685	]

Net Property and Equipment	49,395		58,938

INTANGIBLE ASSET	151,600		151,600
LONG TERM ACCOUNTS RECEIVABLE, net	130,000		130,000

TOTAL ASSETS	$876,857		$931,728

See accompanying notes to consolidated

condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

	FEBRUARY 28,		NOVEMBER 30,
	2003		2002
	(unaudited)		(audited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$89,912		$55,964
Accrued expenses	39,492		46,127
Current portion of capital lease obligation	—		2,396
Current portion of long-term debt	3,759		4,200

TOTAL CURRENT LIABILITIES	133,163		108,687

Long-term debt, net of current portion	24,352		25,341
Notes payable — related parties	190,637		195,472

TOTAL LIABILITIES	348,152		329,500

SHAREHOLDERS’ EQUITY
Common stock, no par value: Authorized 9,375,000 shares Issued and outstanding 2,103,438 shares	8,479,854		8,479,854

Paid in Capital:	95,000		95,000
Accumulated deficit	[8,046,149	]	[7,972,626	]

TOTAL SHAREHOLDERS’ EQUITY	528,705		602,228

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$876,857		$931,728

See accompanying notes to consolidated

condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED
	FEBRUARY 28,		FEBRUARY 28,
	2003		2002

NET SALES	$175,988		$248,913

COST OF SALES	49,869		88,762

GROSS PROFIT	126,119		160,151

OPERATING EXPENSES
Research and development	37,749		41,233
Selling	105,935		89,134
General and administration	51,705		68,522
Royalties	—		12,777

TOTAL OPERATING EXPENSES	195,389		211,666

Operating loss	[69,270	]	[51,515	]

OTHER INCOME (EXPENSE)
Interest expense	[4,887	]	[4,346	]
Interest income	634		1,679
Other income	—		105

Loss before income taxes	[73,523	]	[54,077	]

Provision for income taxes	[0	]	[0	]

Net Loss	$ [73,523	]	$ [54,077	]

Basic and diluted earnings per common share	$ [.03	]	$ [.02	]

Weighted average shares outstanding	2,103,438		2,103,438

See accompanying notes to consolidated

condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

THREE MONTHS ENDED
	FEBRUARY 28,		FEBRUARY 28,
	2003		2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ [73,523	]	$ [54,077	]

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of prepaid royalty	—		4,779
Depreciation and amortization	9,543		9,544

Changes in Operating Assets and Liabilities:

Increase in trade accounts receivable	[27,640	]	[53,654	]
Increase in inventories	[44,873	]	[24,815	]
Increase in prepaid expenses	[17,960	]	[14,205	]
Increase in accounts payable	33,948		53,031
Decrease in accrued liabilities	[6,635	]	[10,019	]

Net cash used in operating activities	[127,140	]	[89,416	]

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—		[755	]

Net cash used in investing activities	[0	]	[755	]

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	[2,396	]	[3,341	]
Payments on notes payable and notes payable- related parties	[6,265	]	[9,742	]

Net Cash used in financing activities	[8,661	]	[13,083	]

DECREASE IN CASH	[135,801	]	[103,254	]

CASH AT BEGINNING OF PERIOD	269,037		392,608

CASH AT END OF PERIOD	$133,236		$289,354

See accompanying notes to consolidated

 condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.            Basis of Presentation:

The consolidated balance sheet as of February 28, 2003, the consolidated statement of operations for the three-month periods ended February 28, 2003, and February 28, 2002, respectively, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management’s discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2002 Annual Report on Form 10-KSB.  The results of operations for the quarter ended February 28, 2003, are not necessarily indicative of the operating results for the full year.

B.            Reclassification:

None.

C.            Subsequent Events:

None

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Net product sales for the first quarter of fiscal 2003 were $175,988, representing a decrease of 29% over the same period in 2002.  This decrease is primarily due to three of the Company’s major distributors (2 foreign and 1 domestic) delaying ordering into the Company’s second fiscal quarter due to weather conditions.

Cost of sales as a percentage of net sales decreased to 28% for the quarter ended February 28, 2003 as compared with 35% for the same period in the prior year.  This decrease is primarily due to the majority of the first quarter sales were of the Company’s highest margin proprietary product formulation.

Operating expenses for the three month period ended February 28, 2003 decreased by 7% from the same period in the prior year.  The decrease is primarily due to a reduction in royalty expense as the Company exercised its buyout option under the provisions of the Development Agreement and the Licensing Agreement in April, 2002.

Research and development expenses decreased by $3,484, or 8% over the prior year’s first quarter.   This decrease is primarily due to a reduction in research and development salaries during fiscal 2002.

Selling expenses as a percentage of net sales for the three month period ended February 28, 2003 increased to approximately 60% compared with 35% for the same period in the prior year.  This increase is primarily due to an additional sales person hired during the second fiscal quarter of 2002 and another general and administrative employee taking on sales and marketing duties which has reallocated her salary to selling expenses from general and administrative expenses.  The increase is also due to reduced sales.

General and administrative expenses during the three month period ended February 28, 2003 decreased by $16,817 or 24%, compared with the same period in the prior year. This decrease is primarily due to the reallocation of general and administrative staff salaries to sales salaries as discussed above and reduced annual meeting expenses during the quarter.

Net loss for the quarter ended February 28, 2003 was $73,523 or $.03 per common share compared with a net loss of $54,077, or $.02 per common share for the same period in the prior year.

Income taxes have not been provided for in the accompanying consolidated statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources:

The Company has no material commitments for capital expenditures.

Working capital was $412,699 at February 28, 2003, down from $482,503 at November 30, 2002.

Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.

Impact of Inflation

The Company does not believe inflation has had a significant effect on its operations.

                PART II — OTHER INFORMATION

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

Date:  April 21, 2003

Westbridge Research Group, Inc.
CERTIFICATION OF PRINCIPLE EXECUTIVE OFFICER AND PRINCIPLE
FINANCIAL OFFICER

Section 302 Certification

I, Christine Koenemann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Westbridge Research Group, Inc. (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2003	By:
/s/ Christine Koenemann
Christine Koenemann, President
Principal Executive Officer
Principal Financial Officer