Form 10QSB
period 2003-05-31
WESTBRIDGE RESEARCH GROUP
filed 2003-07-21
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended May 31, 2003

Commission file number 2-92261

WESTBRIDGE RESEARCH GROUP
--------------------------------------------------------------------------------

            California                                           95-3769474
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

          1150 Joshua Way
          Vista, California                                         92083
---------------------------------------                           ----------
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number,
including area code:                                           (760) 599-8855
                                                               --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of May 31, 2003.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS
                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     MAY 31,      NOVEMBER 30,
                                                      2003            2002
                                                  (UNAUDITED)       (AUDITED)
                                                 --------------   --------------

                                     ASSETS

CURRENT ASSETS
Cash                                             $     180,092    $     269,037
Trade accounts receivable, less
  allowance for doubtful accounts of
  $8,870 and $14,705 respectively                      240,793          170,231
Inventories                                            145,589          130,639
Prepaid expenses and other current assets               38,509           21,283
                                                 --------------   --------------
         Total Current Assets                          604,983          591,190

PROPERTY AND EQUIPMENT                                 570,004          562,623
         Less accumulated depreciation                (522,771)        (503,685)
                                                 --------------   --------------
                  Net Property and Equipment            47,233           58,938

INTANGIBLE ASSET                                       151,600          151,600
LONG TERM ACCOUNTS RECEIVABLE, net                     130,000          130,000
                                                 --------------   --------------

TOTAL ASSETS                                     $     933,816    $     931,728
                                                 ==============   ==============

                     See accompanying notes to consolidated
                        condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)

                                                    MAY 31,        NOVEMBER 30,
                                                     2003              2002
                                                  (UNAUDITED)        (AUDITED)
                                                 -------------     -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                 $     83,162      $     55,964
Accrued expenses                                       35,428            46,127
Current portion of capital
   lease obligation                                        --             2,396
Current portion of long-term debt                       3,855             4,200
                                                 -------------     -------------
TOTAL CURRENT LIABILITIES                             122,445           108,687

Long-term debt, net of current portion                 22,802            25,341
Notes payable - related parties                       185,784           195,472
                                                 -------------     -------------
TOTAL LIABILITIES                                     331,031           329,500
                                                 -------------     -------------

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares             8,479,854         8,479,854

Paid in Capital:                                       95,000            95,000
Accumulated deficit                                (7,972,069)       (7,972,626)
                                                 -------------     -------------
         TOTAL SHAREHOLDERS' EQUITY                   602,785           602,228
                                                 -------------     -------------
         TOTAL LIABILITIES &
         SHAREHOLDERS' EQUITY                    $    933,816      $    931,728
                                                 =============     =============

                     See accompanying notes to consolidated
                         condensed financial statements.


                              WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                  THREE MONTHS                  SIX MONTHS
                                                  ENDED MAY 31                 ENDED MAY 31
                                              2003           2002           2003           2002
                                          ------------   ------------   ------------   ------------
NET SALES                                 $   449,461    $   333,495    $   629,151    $   591,902

COST OF SALES                                 167,016        118,922        220,587        217,178
                                          ------------   ------------   ------------   ------------
GROSS PROFIT                                  282,445        214,573        408,564        374,724
                                          ------------   ------------   ------------   ------------

OPERATING EXPENSES
      Research and development                 35,672         36,894         73,421         78,127
      Selling                                 104,327        111,820        210,262        200,954
      General and administration               63,487         58,107        115,192        126,624
      Royalties                                    --          7,884             --         20,661
                                          ------------   ------------   ------------   ------------
TOTAL OPERATING EXPENSES                      203,486        214,705        398,875        426,366
                                          ------------   ------------   ------------   ------------
      Operating (loss) income                  78,959           (132)         9,689        (51,642)

OTHER INCOME (EXPENSE)
      Interest expense                         (5,128)        (5,019)       (10,015)        (9,365)
      Interest income                             193          1,170            827          2,849
      Other income                                 56         18,100             56         18,205
                                          ------------   ------------   ------------   ------------
      Income (Loss) before income taxes        74,080         14,119            557        (39,953)

Provision for income taxes                         --             --             --             --
                                          ------------   ------------   ------------   ------------
      Net income (loss)                   $    74,080    $    14,119    $       557    $   (39,953)
                                          ============   ============   ============   ============
Basic earnings per common share           $       .04    $       .01    $       .00    $      (.02)
                                          ============   ============   ============   ============
Weighted average shares
      outstanding                           2,103,438      2,103,438      2,103,438      2,103,438
                                          ============   ============   ============   ============
Diluted earnings per
      common share                        $       .03    $       .01    $       .00    $      (.02)
                                          ============   ============   ============   ============
Weighted average shares, options
      and warrants outstanding              2,162,538      2,132,446      2,218,701      2,103,438
                                          ============   ============   ============   ============

                               See accompanying notes to consolidated
                                  condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                           MAY 31,     MAY 31,
                                                            2003        2002
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income [Loss]                                        $     557    $ (39,953)

Adjustments to reconcile net income [loss] to net cash used in operating activities:

Amortization of prepaid royalty                                 --        9,558
Depreciation and amortization                               19,086       19,086

Changes in Operating Assets and Liabilities:

      Increase in trade accounts receivable                (70,562)     (86,409)
      Increase in inventories                              (14,950)      (9,400)
      Increase in prepaid expenses                         (17,226)     (10,377)
      Increase in accounts payable                          27,198       21,198
      [Decrease] increase in accrued liabilities           (10,699)       4,083
                                                         ----------   ----------
Net cash used in operating activities                      (66,596)     (92,214)
                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset                                    --      (64,000)
Purchase of property and equipment                          (7,381)      (4,518)
                                                         ----------   ----------
Net cash used in investing activities                       (7,381)     (68,518)
                                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Line of Credit                                    --       32,000
Payments on capital lease obligations                       (2,396)      (6,822)
Payments on long term debt and notes payable-
     related parties                                       (12,572)     (15,938)
                                                         ----------   ----------
Net cash [used in] provided by financing activities        (14,968)       9,240
                                                         ----------   ----------
DECREASE IN CASH                                           (88,945)    (151,492)

CASH AT BEGINNING OF PERIOD                                269,037      392,608
                                                         ----------   ----------
CASH AT END OF PERIOD                                    $ 180,092    $ 241,116
                                                         ==========   ==========

                     See accompanying notes to consolidated
                        condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION:

              The consolidated condensed balance sheet as of May 31, 2003, the consolidated condensed statements of operations for the six-month periods ended May 31, 2003, and 2002, respectively, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2002 Annual Report on Form 10-KSB. The results of operations for the quarter ended May 31, 2003, are not necessarily indicative of the operating results for the full year.

      Inventories
      -----------

      Inventory, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.

      Advertising
      -----------

      Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to income as incurred.

      Intangible Assets
      -----------------

      In 2001 the Company recorded formulas and processes as intangible assets. Reporting them at amortized cost, and amortizing them on a straight-line basis over the lesser of ten years or their estimated useful lives. In 2002 the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS142), "Goodwill and Other Intangible
      Assets".

      Property and Equipment
      ----------------------

      Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years. Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment. Office furniture and fixtures is depreciated over a five-year period and vehicles are depreciated over a three-year period.

      Revenue Recognition
      -------------------

      The Company recognizes revenues from the sale of its products to customers at the time of shipping. Products are shipped from our facility to our customers with FOB shipping point terms at which time revenues are considered earned. The Company will replace product which is considered "substandard", however this occurs infrequently and the Company records a warranty accrual for these anticipated replacements.

      Research and Development
      ------------------------

      It is the Company's policy to expense research and development costs when incurred.

      Stock Based Compensation
      ------------------------

      FASB Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

      Companies that do not choose to adopt expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APBO) No. 25. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of the grant.

      The Company has opted to follow the accounting provisions of APBO No. 25 for stock-based compensation.

      Recent Accounting Pronouncements
      --------------------------------

      In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The objective of SFAS 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. SFAS 143 will be effective for the Company's fiscal year beginning December 1, 2002. Management believes that the adoption of this statement will have no material impact on the consolidated financial statements.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121") and retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss. SFAS 144 provides additional implementation guidance on accounting for an impairment loss. SFAS 144 is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 beginning in 2002, the adoption of which did not have a material effect on the Company's consolidated financial position or results of operations.

      In April 2002, the FASB issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS 145"). SFAS 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this SFAS are effective for fiscal years beginning after May 15, 2002; however, early application of SFAS 145 is encouraged. The Company adopted the pronouncement in fiscal 2003 and it did not have an affect on the Company's consolidated financial position or results of operations.

      In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company anticipates that the adoption of SFAS 146 will not have a material effect on the Company's consolidated financial position or results of operations.

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. The standard amends the disclosure requirement of SFAS 123 in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on the reported results.

      Long Lived Assets
      -----------------

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

      Stock Based Compensation
      ------------------------

      The Company has elected to account for nonqualified grants and grants under its 1994 and 2001 Stock Option Plans following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the periods ended May 31, 2003 and 2002. Under SFAS 123, the fair value of each option granted during the periods ended May 31, 2003 and 2002 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS 123, reported net (loss) income and (loss) earnings per common share would have been as follows:

                                                  Three Months   Three Months    Six Months     Six Months
                                                  May 31, 2003   May 31, 2002   May 31, 2003   May 31, 2002
                                                  ------------   ------------   ------------   ------------
      Net income (loss):
        As reported                               $    74,080    $    14,119    $       557    $   (39,953)

      Add: Stock based compensation
           Included in reported net
           income, net of related tax
           effects.                                        --             --             --             --

      Deduct: Total stock based employee
           compensation expense determined
           under fair value method, net of
           related tax effects.                   $    (2,180)   $      (573)   $    (2,481)   $    (1,046)
                                                  ------------   ------------   ------------   ------------
      Proforma                                    $    71,900    $    13,546    $    (1,924)   $   (40,999)
                                                  ============   ============   ============   ============

      Basic and diluted net income (loss) per share:
        Basic:   As reported                      $       .04    $       .01    $       .00    $      (.02)
                 Proforma                         $       .03    $       .01    $       .00    $      (.02)
        Diluted: As reported                      $       .03    $       .01    $       .00    $      (.02)
                 Proforma                         $       .03    $       .01    $       .00    $      (.02)


B. RECLASSIFICATION:

              In accordance with Emerging Issues Task Force statement 00-10 (EITF 00-10), the Company has reclassified amounts paid by customers for shipping and handling from cost of sales to revenues. For the three and six month periods ended May 31, 2002, these reclassifications amounted to $7,334 and $16,828, respectively.

C. SUBSEQUENT EVENTS:

              None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

         Net sales for the three month period ended May 31, 2003 were $449,461, representing a 35% increase from the same period in the prior year. For the six month period ended May 31, 2003, sales were $629,151 and represents an increase of 6% from the prior year's sales of $591,902. These increases are primarily due to a few customers who normally place orders in the first quarter delaying their orders into the second quarter.

         Cost of sales as a percentage of net sales increased to 37% for the quarter ended May 31, 2003 as compared with 36% for the same period in the prior year. For the six month period ended May 31, 2003, cost of sales as a percentage of net sales decreased to 35% from 37% when compared with the prior year. These fluctuations are primarily due to the increase in sales.

         Operating expenses for the three and six month periods ended May 31, 2003 decreased 5% and 6%, respectively, compared with the same periods in the prior year. The decreases are primarily due to a reduction in royalty expense as the Company exercised its buyout option under the provisions of the Development Agreement and the Licensing Agreement in April, 2002.

         Research and development expenses for the three and six month periods ended May 31, 2003 decreased 3% and 6%, respectively, compared with the same periods in the prior year. The decrease is primarily due to a reduction in salaries and lab supplies.

         Selling expenses for the three and six month periods ended May 31, 2003 decreased 7% to $104,327 and increased 5% to $210,262 respectively compared with the same periods in the prior year. The three month decrease is primarily due to reduced commission exp, travel expenses and office supplies. The six month increase is primarily due to increased salaries.

         General and administrative expenses in the three and six month periods ended May 31, 2003 increased by $5,380 or 9%, and decreased $11,432 or 9%, respectively, when compared with the same periods in the prior year. The three month increase is primarily due to increased legal and accounting expenses. The six month decrease is primarily due to reduced salaries and wages and employment related expenses.

         Net income for the quarter ended May 31, 2003 was $74,080 as compared with net income of $14,119, for the same period in the prior year. As a result, basic earnings per share increased to $.00 for the six months ended May 31, 2003 compared with [$.02] per share for the six months ended May 31, 2002.

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

         Working capital was $482,538 at May 31, 2003, up from $482,503 at November 30, 2002.

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

                                           WESTBRIDGE RESEARCH GROUP
                                                (Registrant)

                                           /s/ Christine Koenemann
                                           -------------------------------
                                           Christine Koenemann, President
                                           Principal Executive Officer
                                           Principal Financial Officer

Date:  July 21, 2003

                         Westbridge Research Group, Inc.
  CERTIFICATION OF PRINCIPLE EXECUTIVE OFFICER AND PRINCIPLE FINANCIAL OFFICER
                            Section 302 Certification

I, Christine Koenemann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Westbridge Research Group, Inc. (the "registrant");

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 21, 2003                             By: /s/ Christine Koenemann
                                                    ----------------------------
                                                    Christine Koenemann
                                                    Principal Executive Officer
                                                    Principal Financial Officer