Form 10KSB/A
period 2002-11-30
WESTBRIDGE RESEARCH GROUP
filed 2003-07-31
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-KSB/A

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


         State issuer's revenues for its most recent fiscal year: $1,134,247.


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

         As of February 28, 2003, there were 2,103,438 shares of the Issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                     Transitional Small Business Disclosure
                              Format Yes |_| No |X|

                                     PART I

                                ITEM 1. BUSINESS
GENERAL
-------

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

         The Company also manufactures and markets a nematode suppressant called SUPPRESS(R). SUPPRESS(R) does not kill the parasitic nematode directly; instead it interferes with the ability of the nematode to penetrate the plant roots. SUPPRESS(R) is composed of safe, nontoxic naturally occurring plant growth regulators that activate the plants natural defenses.

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

PRODUCT DEVELOPMENT
-------------------

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

GOVERNMENT REGULATIONS
----------------------

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

MARKETING
---------

         The Company uses a small number of key regional and national distributors for its U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company is dependent on two domestic customers whose purchases amounted to 28% of the Company's agricultural product sales in fiscal 2002. Sales to the major domestic customers amounted to 36.2% in 2001.


MANUFACTURING
-------------

         All of the Company's proprietary formulations and finished products are manufactured at its Vista, CA facility.

         The Company has improved its production capabilities which has allowed it to seek new opportunities in manufacturing liquid specialty and fertilizer products for other companies.

LICENSES
--------

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

SEASONALITY
-----------

         Agricultural product sales are typically seasonal in nature with heavier sales in the spring months. The Company is seeking to temper the seasonality of its agronomic sales by marketing its products in Latin American countries which produces sales in January, February and March.

COMPETITION
-----------

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

EMPLOYEES
---------

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

         Rent expense for the years ending November 30, 2002 and 2001, was $81,518 and $81,475, respectively.

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

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Fiscal Year 2002 Compared to Fiscal Year 2001


         Total product sales were $1,134,247 in fiscal 2002 compared with $1,434,720 in fiscal 2001, a decrease of 21%. Prices for the Company's existing products remained stable during fiscal 2002. Production by gallons was 59,448 in 2002 and 117,359 in 2001, a decrease of 49%. The sales decrease was primarily due to one of the Company's major distributors ceasing business during fiscal 2002.

         Cost of sales as a percentage of total product sales amounted to 39% or $438,746 in fiscal 2002, as compared with 36.5% or $524,705 in fiscal 2001.

        Research and development expenses increased by $1,210 in fiscal 2002 from $150,504 in fiscal 2001.

         Selling expenses increased to 34% of product sales for fiscal year 2002, compared to 29% in fiscal year 2001. This increase is primarily due to reduced sales during fiscal 2002.

         General and administrative expenses decreased 5%, or $10,823, to $239,734 in fiscal 2002 from $250,557 in fiscal 2001. This decrease is primarily due to various expenses decreasing slightly.

         Royalty expense decreased $38,327 in fiscal 2002 from $59,003 in fiscal 2001. This decrease is due to the Company exercising its buyout option in April 2002 which terminated all royalty requirements.

         Interest expense decreased to $21,281 for fiscal 2002, from $26,237 for fiscal 2001. This decrease is primarily due to the normal paydown of the Company's installment loans.

         The net loss for fiscal 2002 was $107,407 compared with net income of $21,116 in fiscal 2001. The decrease in net income is primarily due to decreased sales during fiscal 2002.

Fiscal Year 2001 Compared to Fiscal Year 2000


         Total product sales were $1,434,247 in fiscal 2001 compared with $1,557,974 in fiscal 2000, a decrease of 8%. Prices for the Company's existing products remained stable during fiscal 2001. Production by gallons was 117,359 in 2001 and 133,482 in 2000, a decrease of 12%. The sales decrease was primarily due to one of the Company's major distributors experiencing cash flow difficulties which resulted in a decrease in orders during fiscal 2001.

         Cost of sales as a percentage of total product sales amounted to 36.5% or $524,705 in fiscal 2001, as compared with 38% or $590,977 in fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net working capital increased to $482,503 in fiscal year 2002 compared to $403,274 in fiscal year 2001 primarily due to the Company's successful negotiation to extend notes payable to related parties to 2004 (see notes to the financial statements).

         Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.

                          ITEM 7. FINANCIAL STATEMENTS

         Exhibit A, "Consolidated Financial Statements and Independent Auditors' Report" is incorporated herein by reference.

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

                                      None

                                    PART III

                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT

         The executive officers and directors of the Company, as of November 30, 2002, were as follows:

                                          PRINCIPAL OCCUPATION AND BUSINESS                 YEAR FIRST
NAME                    AGE             EXPERIENCE DURING THE PAST FIVE YEARS            BECAME DIRECTOR
---------------------- ------ -----------------------------------------------------------------------------
Christine Koenemann     49    Christine Koenemann was elected President and appointed                 1995
                              as a Director of the Company on March 2, 1995. She has
                              worked for the Company for the past 16 years  in varying
                              positions including Operations Manager, Shareholder
                              Relations Liaison, Director of Administration, and
                              Assistant Treasurer. She attended Indiana University
                              School of Business and worked in retail management for
                              five years.

William J. Dale         69    Mr. Dale, appointed a director of the Company in March                  1995
                              1995, is President of Silverado Capital, Inc., a San
                              Diego based company engaged in international Licensing
                              and merchant banking activities. Since 1990 Silverado
                              has been engaged in international marketing of products
                              for the Company. Prior to that, from 1980-1989, he was
                              a partner in a San Diego law firm where his area of
                              practice emphasized corporate and securities law
                              matters.  Prior to that he had been a sole practitioner
                              for two years, and for the eight years prior to that he
                              was general counsel for an agricultural management
                              company with cattle, ranches and orchards under
                              management. Mr. Dale received a B.A. degree in Economics
                              from Allegheny College in 1955 and a LL.B. degree from
                              the University of Pennsylvania in 1962. From 1955 to
                              1959 he was a U.S. Naval Aviator.

William M.              61    Mr. Witherspoon was appointed to the Board of Directors                 1995
Witherspoon                   in August 1995, and he was elected Chairman at that
                              time. Mr. Witherspoon was a founder of Westbridge
                              Research Group. From 1982 until 1989 he served as
                              Chairman of the Board of Directors. Prior to and after
                              founding Westbridge, he was a principal of Witherspoon
                              and Town, a firm that engaged in starting and providing
                              capital for real estate, agricultural and marketing
                              businesses.For the past nine years, he worked as the
                              owner of Firstlight Productions, an art production and
                              marketing company. Mr. Witherspoon holds a B.A. degree
                              from Reed College and an M.A. from MERU.




William Fruehling       62    Mr. Fruehling was appointed to the Board of Directors in                1997
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

                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate remuneration paid in fiscal 2002:

 NAME OF INDIVIDUAL                  CAPACITIES IN WHICH          AGGREGATE
 OR IDENTITY OF GROUP              REMUNERATION IS RECEIVED      REMUNERATION
 --------------------------------- --------------------------- ----------------

 Christine Koenemann                     President               $    80,000

 All Executive Officers as
    a group (1 person)                                           $    80,000

         For each year of service, each independent director receives stock options, with exercise prices equal to the fair market value on the date of grant, in an amount such that the aggregate exercise price of the options does not exceed $5,000.00 for their services as directors.

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

Employee Incentive Stock Option Plan
------------------------------------

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

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 30, 2002, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

                             AMOUNT AND
                             NATURE OF      W/O EXERCISE
                             BENEFICIAL      PERCENT OF     PERCENT OF
NAME OF BENEFICIAL OWNER     OWNERSHIP       CLASS (5)       CLASS (6)
--------------------------   ------------   ------------   -------------

Christine Koenemann
110 Joshua Way
Vista, CA  92083              102,700(1)           *           4.7

Albert L. Good
14550 Castle Rock Road
Salinas, CA  93908            182,300            8.7           8.7

Kenneth P. Miles
8 Avenida Andra
Palm Desert, CA  92260        119,867            5.7           5.7

William M. Witherspoon
PO Box 1735
Fairfield, IA  52556          181,590(2)         7.4           8.5

William Fruehling
5416 Renaissance Avenue
San Diego, CA  92122           23,750(3)           *           1.1

William J. Dale
1150 Joshua Way
Vista, CA  92083               34,375(4)           *           1.6

All Directors & Officers
  as a Group (4 persons)      342,415            8.0            15

_______________

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
         7:

         Consolidated Balance Sheets at November 30, 2002 and 2001

         Consolidated Statements of Operations for the two years in the period ended November 30, 2002

         Consolidated Statements of Shareholders' Equity for the two years in the period ended November 30, 2002

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

                                            WESTBRIDGE RESEARCH GROUP

                                            By: /s/ Christine Koenemann
                                                --------------------------
                                                Christine Koenemann, President
                                                Principal Executive Officer
                                                Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

SIGNATURE                                 TITLE                     DATE
------------------------------------ -------------------- ----------------------

 /s/ William M. Witherspoon              Director              March 14, 2003
-----------------------------
William M. Witherspoon

 /s/ Christine Koenemann                 Director              March 14, 2003
-----------------------------
Christine Koenemann

 /s/ William J. Dale                     Director              March 14, 2003
-----------------------------
William J. Dale

 /s/ William Fruehling                   Director              March 14, 2003
-----------------------------
William Fruehling

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003                      By: /s/ Christine Koenemann
                                              ---------------------------------
                                              Christine Koenemann
                                              Principal Executive Officer
                                              Principal Financial Officer

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORT

                 For The Years Ended November 30, 2002 and 2001

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY

                                TABLE OF CONTENTS
                                -----------------

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Shareholders' Equity

     Consolidated Statements of Cash Flows

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the "Company") as of November 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

San Diego, California                                   PKF
February 28, 2003                                       Certified Public
                                                        Accountants
                                                        A Professional
                                                        Corporation


                                WESTBRIDGE RESEARCH GROUP
                                     AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                               November 30, 2002 and 2001

                                         ASSETS

                                                                  2002           2001
                                                              ------------   ------------
Current assets:
     Cash and cash equivalents                                $   269,037    $   392,608
     Accounts receivable, less allowance of $14,705 in 2002
       and $15,000 in 2001                                        170,231        197,727
     Inventories                                                  130,639        123,523
     Prepaid expenses and other current assets                     21,283         22,369
                                                              ------------   ------------

          Total current assets                                    591,190        736,227
                                                              ------------   ------------

Property and equipment, at cost:
     Machinery and equipment                                      228,373        224,850
     Office furniture and fixtures                                314,540        309,796
     Vehicles                                                      19,710         19,710
                                                              ------------   ------------

                                                                  562,623        554,356

     Less accumulated depreciation                               (503,685)      (464,721)
                                                              ------------   ------------

          Net property and equipment                               58,938         89,635
                                                              ------------   ------------

Long-term account receivable, net                                 130,000        130,000
Intangible assets, net                                            151,600         97,176
                                                              ------------   ------------

                                                              $   931,728    $ 1,053,038
                                                              ============   ============

  The accompanying notes are an integral part of the consolidated financial statements.

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                             ------------------------------------

                                                                       2002           2001
                                                                   ------------   ------------
Current liabilities:
     Accounts payable                                              $    55,964    $    22,506
     Accrued expenses                                                   46,127         53,441
     Current portion of long term debt                                   4,200         28,360
     Current portion of capital lease obligations                        2,396         11,850
     Current portion of notes payable to related parties                    --        216,796
                                                                   ------------   ------------

          Total current liabilities                                    108,687        332,953

Long-term debt, net of current portion                                  25,341          7,017
Capital lease obligations, net of current portion                           --          3,433
Notes payable to related parties, net of current portion               195,472             --
                                                                   ------------   ------------

          Total liabilities                                            329,500        343,403
                                                                   ------------   ------------

Commitments (Note 10)

Shareholders' equity:
     Preferred stock, 5,000,000 shares authorized, no shares
        outstanding in 2002 and 2001                                        --             --
     Common stock, no par value, 9,375,000 shares authorized,
        2,103,438 shares issued and outstanding in 2002 and 2001     8,479,854      8,479,854
     Paid-in-capital                                                    95,000         95,000
     Accumulated deficit                                            (7,972,626)    (7,865,219)
                                                                   ------------   ------------

          Total shareholders' equity                                   602,228        709,635
                                                                   ------------   ------------

                                                                   $   931,728    $ 1,053,038
                                                                   ============   ============

     The accompanying notes are an integral part of the consolidated financial statements.

                                  WESTBRIDGE RESEARCH GROUP
                                        AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended November 30, 2002 and 2001

                                                                      2002           2001
                                                                  ------------   ------------
Revenues:
     Agricultural product sales                                   $ 1,134,247    $ 1,434,720
                                                                  ------------   ------------

Costs and expenses:
     Cost of sales                                                    438,746        524,705
     Research and development                                         151,714        150,504
     Selling                                                          389,590        417,230
     General and administrative                                       239,235        250,557
     Royalties                                                         11,100         39,887
     Amortization of processes and formulas and prepaid royalty         9,576         19,116
                                                                  ------------   ------------

          Total costs and expenses                                  1,239,961      1,401,999
                                                                  ------------   ------------

(Loss) income from operations                                        (105,714)        32,721

Other income (expense):
     Interest expense                                                 (21,281)       (26,237)
     Interest income                                                    4,497         15,712
     Gain (loss) on sale of property and equipment                        100           (399)
     Other income                                                      16,591            919
                                                                  ------------   ------------

          (Loss) income before income taxes                          (105,807)        22,716

Provision for income taxes                                              1,600          1,600
                                                                  ------------   ------------

          Net (loss) income                                       $  (107,407)   $    21,116
                                                                  ============   ============

Net (loss) income per common share - basic                        $     (0.05)   $      0.01
                                                                  ------------   ------------

Weighted average shares outstanding                                 2,103,438      2,103,438
                                                                  ============   ============

Net income per common share - diluted                             $     (0.05)   $      0.01
                                                                  ------------   ------------

Weighted average shares, options and warrants outstanding           2,103,438      2,277,801
                                                                  ============   ============

    The accompanying notes are an integral part of the consolidated financial statements.

                                     WESTBRIDGE RESEARCH GROUP
                                          AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          For the Years Ended November 30, 2002 and 2001

                                COMMON                     PAID-IN     ACCUMULATED
                                STOCK        AMOUNT        CAPITAL       DEFICIT         TOTAL
                             ------------  ------------  ------------  ------------   ------------
Balance, November 30, 2000     2,103,438   $ 8,479,854   $    95,000   $(7,886,335)   $   688,519

     Net income                       --            --            --        21,116         21,116
                             ------------  ------------  ------------  ------------   ------------

Balance, November 30, 2001     2,103,438     8,479,854        95,000    (7,865,219)       709,635

     Net loss                         --            --            --      (107,407)      (107,407)
                             ------------  ------------  ------------  ------------   ------------

Balance, November 30, 2002     2,103,438   $ 8,479,854   $    95,000   $(7,972,626)   $   602,228
                             ============  ============  ============  ============   ============

       The accompanying notes are an integral part of the consolidated financial statements.

                                      WESTBRIDGE RESEARCH GROUP
                                           AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Years Ended November 30, 2002 and 2001

                                                                                2002         2001
                                                                             ----------   ----------
Cash flows from operating activities:
     Net (loss) income                                                       $(107,407)   $  21,116
     Adjustments to reconcile net (loss) income to net cash flows
        (used in) provided by operating activities:
          Depreciation                                                          38,964       40,010
          Amortization                                                           9,576       19,116
          Bad debt expense                                                          --       10,000
          (Gain) loss on sale of property and equipment                           (100)         399
     Changes in operating assets and liabilities:
          Decrease in accounts receivable                                       27,496       27,042
          Increase in inventories                                               (7,116)     (26,062)
          Decrease (increase) in prepaid expenses and other current assets       1,086         (709)
          Increase (decrease) in accounts payable                               33,458       (4,960)
          Decrease in accrued expenses                                          (7,314)        (526)
                                                                             ----------   ----------

             Net cash flows (used in) provided by operating activities         (11,357)      85,426
                                                                             ----------   ----------

Cash flows from investing activities:
     Purchase of property and equipment                                         (8,267)     (14,146)
     Purchase of intangible asset                                              (64,000)          --
     Proceeds from sales of property and equipment                                 100        5,576
                                                                             ----------   ----------
             Net cash flows used in investing activities                       (72,167)      (8,570)
                                                                             ----------   ----------

Cash flows from financing activities:
     Payments on notes payable to related parties and long-term debt           (27,160)     (15,049)
     Payments on capital lease obligations                                     (12,887)     (16,332)
                                                                             ----------   ----------

             Net cash flows used in financing activities                       (40,047)     (31,381)
                                                                             ----------   ----------

Net (decrease) increase in cash and cash equivalents                          (123,571)      45,475

Cash and cash equivalents at beginning of year                                 392,608      347,133
                                                                             ----------   ----------

Cash and cash equivalents at end of year                                     $ 269,037    $ 392,608
                                                                             ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest                                                                $  23,795    $  24,000
                                                                             ==========   ==========

     Income taxes                                                            $   1,600    $   1,600
                                                                             ==========   ==========

        The accompanying notes are an integral part of the consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

      Organization and Business
      -------------------------

      Westbridge Research Group (the "Company") was incorporated in California on April 12, 1982 for the acquisition, research, development, manufacturing and marketing of biotechnological products in the agricultural and energy industries.

      Disclosure about segments
      -------------------------

      The Company has determined that it operates in one segment.
      Principles of Consolidation

      The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiary Westbridge Agricultural Products. All significant intercompany transactions have been eliminated in consolidation.

      Cash and Cash Equivalents
      -------------------------

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      The Company maintains a majority of its bank accounts at one financial institution located in California. The accounts at this one bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At November 30, 2002 and 2001, the Company's uninsured cash balances totaled $66,767 and $147,698, respectively. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

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

      Intangible Assets
      -----------------

      In 2001 the Company recorded formulas and processes as intangible assets. Reporting them at amortized cost, and amortizing them on a straight-line basis over the lesser of ten years or their estimated useful lives. In 2002 the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS142), "Goodwill and Other Intangible Assets". (See note 5).


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

      Sales to Major Customers
      ------------------------

      A majority of the Company's domestic sales are concentrated in Washington, California, Arizona and Texas, and a majority of the Company's foreign sales are concentrated in Peru. For the year ended November 30, 2002 three customers represented 63% of accounts receivable.

      Sales to major agricultural customers for fiscal 2002 and 2001 were as follows:

                                 2002                       2001
           Customer         Percent of Sales          Percent of Sales
           --------         ----------------          ----------------

         A  (Domestic)            12.5%                     7.8%

         B  (Domestic)            12.1%                    17.2%

         C  (Domestic)             3.4%                    19.0%

         D  (Foreign)             10.7%                     9.6%


      Net (Loss) Income Per Share
      ---------------------------

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

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                                      YEARS ENDED NOVEMBER 30,
                                                                    ---------------------------
                                                                        2002           2001
                                                                    ------------   ------------
      Numerator for earnings per common share - net (loss) income   $  (107,407)   $    21,116
                                                                    ------------   ------------

      Denominator for basic earnings per common share                 2,103,438      2,103,438
                                                                    ------------   ------------

      Effect of dilutive securities                                          --        174,363
                                                                    ------------   ------------

      Denominator for diluted earnings per common share               2,103,438      2,277,801
                                                                    ------------   ------------

      Net (loss) income per common share:
           Basic                                                    $     (0.05)   $      0.01
                                                                    ============   ============

           Diluted                                                  $     (0.05)   $      0.01
                                                                    ============   ============

      Fair Value of Financial Instruments
      -----------------------------------

      The Company believes that the recorded values of its financial instruments approximates their fair value at the balance sheet date.

      Income Taxes
      ------------

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


      Recent Accounting Pronouncements
      --------------------------------

      In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The objective of SFAS 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. SFAS 143 will be effective for the Company's fiscal year beginning January 1, 2003. Management believes that the adoption of this statement will have no material impact on the consolidated financial statements.

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

      In April 2002, the FASB issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS 145"). SFAS 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this SFAS are effective for fiscal years beginning after May 15, 2002; however, early application of SFAS 145 is encouraged. The Company plans to adopt the pronouncement in its fiscal 2003 filings and anticpates that it will not have an affect on the Company's consolidated financial position or results of operations.

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

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. The standard amends the disclosure requirement of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on the reported results. The Company plans to adopt the pronouncement in its fiscal 2003 filings.


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

      Use of Estimates
      ----------------

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


      Reclassification
      ----------------

      In accordance with Emerging Issues Task Force statement 00-10 (EITF 00-10) the Company has reclassified amounts paid by customers for shipping and handling from cost of sales to revenues. For the years ended November 30, 2002 and 2001 these reclassifications amounted to $32,067 and $24,962, respectively.

NOTE 2 - RESEARCH AND DEVELOPMENT AGREEMENTS
--------------------------------------------

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

NOTE 3 - INVENTORIES
--------------------

      Inventories consist of the following at November 30:

                                                         2002           2001
                                                     ------------   ------------

             Raw materials                           $    87,803    $    85,834
             Finished goods                               42,836         37,689
                                                     ------------   ------------

                                                     $   130,639   $    123,523
                                                     ============  =============

      Certain of the Company's raw materials are obtained from a limited number of suppliers.

NOTE 4 - LONG-TERM ACCOUNT RECEIVABLE
-------------------------------------

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

      The long term account receivable and related allowance for doubtful accounts at November 30 is as follows:

                                                         2002           2001
                                                     ------------   ------------

         Long-term account receivable                $   451,270    $   451,270
         Allowance for doubtful long-term account       (321,270)      (321,270)
                                                     ------------   ------------

                                                     $   130,000    $   130,000
                                                     ============   ============

NOTE 5 - INTANGIBLE ASSETS
--------------------------

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

NOTE 6 - ACCRUED EXPENSES
-------------------------

      Accrued expenses consist of the following at November 30:

                                                         2002           2001
                                                     ------------   ------------

             Auditing Fees                           $     9,083    $    15,000
             Royalties - related party                        --          2,196
             Accrued vacation                             14,770         14,770
             Warranty                                     17,982         17,982
             Sales commissions                             4,292          3,493
                                                     ------------   ------------

                                                     $    46,127    $    53,441
                                                     ============   ============

NOTE 7 - LONG-TERM DEBT
-----------------------

                                                         2002           2001
                                                     ------------   ------------

      Notes payable to an individual, with simple
        interest at 8%. Principal and accrued
        interest are due September 1, 2004. Amount
        includes accrued interest of $1,296 and
        $3,810 at November 30, 2002 and 2001,
        respectively.                                $     22,524  $     25,038

      Note payable to a bank bearing interest at
        9.99%, principal and interest payable in
        monthly installments of $350 for 60 months,
        maturing October 7, 2004. This note is
        collateralized by a vehicle.                       7,017         10,339
                                                     ------------   ------------

                Total long term debt                      29,541         35,377

                Less:  Current portion                     4,200         28,360
                                                     ------------   ------------

                Long term portion                    $    25,341    $     7,017
                                                     ============   ============

      Aggregate maturities of long term debt at November 30, 2002 are as follows:

          YEAR ENDED                                         AMOUNT
          --------------------------------------------   --------------

          2003                                            $     4,200
          2004                                                 25,341
                                                         --------------

                                                          $    29,541
                                                          =============

NOTE 8 - NOTES PAYABLE TO RELATED PARTIES
-----------------------------------------

      At November 30, notes payable to related parties were as follows:
                                                                                   2002           2001
                                                                               ------------   ------------
      Notes payable to various related parties with simple interest at 8%
         collateralized by a subordinated security interest in substantially all assets of the Company. Principal and accrued interest originally due
         September 1, 2000. Due date extended to September 1, 2004. Amounts include accrued interest of $6,139 and $18,328 at November 30, 2002
         and 2001, respectively.                                               $   109,224    $   121,413

      Note payable to related party with simple interest compounded annually at prime plus 1% which at November 30, 2002 and 2001 was 4.5% and 5%, respectively. Collateralized by a subordinated security interest in substantially all assets of the Company. Principal and accrued interest originally due at maturity in June 1995. Due date extended to September
         1, 2004. Amounts include accrued interest of $36,248 and $45,383 at
         November 30, 2002 and 2001, respectively.                                  86,248         95,383
                                                                               ------------   ------------

                Total notes payable to related parties                             195,472        216,796

                Less: Current portion                                                   --        216,796
                                                                               ------------   ------------

                Notes payable to related parties, long-term                    $   195,472    $        --
                                                                               ============   ============

NOTE 9 - STOCK OPTIONS
----------------------

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

      A summary of the stock option activity under the 1994 and 2001 Plans is as follows:

                                                                            WEIGHTED
                                                                EXERCISE     AVERAGE
                                                      STOCK     PRICE PER   PRICE PER
                                                     OPTIONS      SHARE       SHARE
                                                    ----------  ----------  ----------
      Outstanding at November 30, 2000                 50,000        0.50

      Outstanding at November 30, 2000                 28,750   $    1.00   $    1.00
      --------------------------------
      Granted                                              --          --          --
      Expired or canceled                                  --          --          --
      Exercised                                            --          --          --
                                                    ----------  ----------  ----------

      Outstanding at November 30, 2001                 50,000        0.50        0.50

      Outstanding at November 30, 2001                 28,750        1.00        1.00
      --------------------------------
      Granted                                         125,000        0.25        0.25
      Expired or canceled                             (50,000)       0.50        0.50
      Exercised                                            --          --          --
                                                    ----------  ----------  ----------

      Outstanding at November 30, 2002                153,750   $    1.00   $    0.36
                                                    ==========  ==========  ==========

      Additional stock option information is as follows:

                    Outstanding Options        Exercisable Options
              ------------------------------   --------------------
                          Weighted  Weighted               Weighted
                          Average   Average                Average
                           Life     Exercise               Exercise
      Price     Shares    (Years)    Price      Shares       Price
     -------  ---------   --------  --------   ---------   --------
      $ .25    125,000      9.6      $  .25     125,000     $  .25
      $1.00     28,750      2.8      $ 1.00      18,400     $ 1.00
              ---------                        ---------
               153,750                          143,400
              =========                        =========


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
                                                     NOVEMBER 30,   NOVEMBER 30,
                                                         2002           2001
                                                     ------------   ------------
      Net (loss) income:
           As reported                               $  (107,407)   $    21,116
           Proforma                                  $  (132,484)   $     9,746

      Basic and diluted (loss) earnings per share:
           Basic--as reported                        $     (0.05)   $      0.01
           Basic--Proforma                           $     (0.06)   $      0.00

           Diluted--as reported                      $     (0.05)   $      0.01
           Diluted--Proforma                         $     (0.06)   $      0.00

NOTE 10 - COMMITMENTS
---------------------

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

         YEAR ENDING
         NOVEMBER 30,                                     CAPITAL     OPERATING
         ---------------------------------------------- ------------ -----------

                   2003                                 $     2,450       85,536
                   2004                                          --       88,102
                   2005                                          --       90,745
                   2006                                          --       93,467
                   2007                                          --       96,271
                 Thereafter                                      --       99,160
                                                        ------------ -----------

         Total minimum lease payments                         2,450  $   553,281
                                                        ------------ ===========

         Amount representing interest                           (54)
                                                        ------------

         Present value of minimum lease payments        $     2,396
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

NOTE 11 - INCOME TAXES
----------------------

      Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of November 30:

                                                         2002           2001
                                                     ------------   ------------
      Deferred tax assets

         Net operating loss carryforwards            $ 1,558,000    $ 1,497,000
         Other                                            20,000         21,000
                                                     ------------   ------------
           Gross deferred tax assets                   1,578,000      1,518,000
         Less valuation allowance                     (1,578,000)    (1,518,000)
                                                     ------------   ------------

           Net deferred tax assets                   $        --    $        --
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

      A reconciliation of the effective tax rates with the federal statutory rate is as follows as of November 30:

                                                              2002            2001
                                                           ------------   ------------
      Income tax (benefit) expense at 35% statutory rate   $   (37,600) $      7,400
      Change in valuation allowance                             60,000      (122,000)
      Nondeductible expenses                                     2,300         3,200
      Adjustment to carryforwards                              (24,700)      111,000
      Other                                                         --           400
      State income taxes, net                                    1,600         1,600
                                                           ------------   ------------

                                                           $     1,600    $     1,600
                                                           ============   ============