Form 10QSB
period 2003-08-31
WESTBRIDGE RESEARCH GROUP
filed 2003-10-20
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended August 31, 2003

Commission file number 2-92261


                            WESTBRIDGE RESEARCH GROUP
                            -------------------------

                California                                   95-3769474
     ---------------------------------                   -------------------
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                   Identification No.)


              1150 Joshua Way
             Vista, California                                  92083
     ---------------------------------                   -------------------
  (Address of principal executive office)                    (Zip Code)

Registrant's telephone number,
including area code:                                       (760) 599-8855
                                                           --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of August 31, 2003.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                       AUGUST 31,  NOVEMBER 30,
                                                         2003          2002
                                                      (UNAUDITED)   (AUDITED)
                                                       ---------    ---------

                                     ASSETS
                                     ------


CURRENT ASSETS
Cash                                                   $265,945     $269,037
Trade accounts receivable, less
     allowance for doubtful accounts of
     $8,870 and $14,705 respectively                    167,180      170,231
Inventories                                             150,296      130,639
Prepaid expenses and other
         current assets                                  29,445       21,283
                                                       ---------    ---------

         Total Current Assets                           612,866      591,190


PROPERTY AND EQUIPMENT                                  572,432      562,623
         Less accumulated depreciation                 (532,314)    (503,685)
                                                       ---------    ---------

                  Net Property and Equipment             40,117       58,938


INTANGIBLE ASSET                                        151,600      151,600
LONG TERM ACCOUNTS RECEIVABLE, net                      130,000      130,000
                                                       ---------    ---------

TOTAL ASSETS                                           $934,583     $931,728
                                                       =========    =========


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                      AUGUST 31,    NOVEMBER 30,
                                                        2003           2002
                                                     (UNAUDITED)     (AUDITED)
                                                     ------------   ------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
Accounts payable                                     $    81,956    $    55,964
Accrued expenses                                          41,669         46,127
Current portion of capital
     lease obligation                                         --          2,396
Current portion of long-term debt                          3,953          4,200
                                                     ------------   ------------

TOTAL CURRENT LIABILITIES                                127,578        108,687


Long-term debt, net of current portion                    21,876         25,341
Notes payable - related parties                          186,258        195,472
                                                     ------------   ------------

TOTAL LIABILITIES                                        335,712        329,500
                                                     ------------   ------------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares                8,479,854      8,479,854

Paid in Capital:                                          95,000         95,000
Accumulated deficit                                   (7,975,983)    (7,972,626)
                                                     ------------   ------------

         TOTAL SHAREHOLDERS' EQUITY                      598,871        602,228
                                                     ------------   ------------

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $   934,583    $   931,728
                                                     ============   ============

                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    THREE MONTHS               NINE MONTHS
                                   ENDED AUGUST 31           ENDED AUGUST 31
                                  2003         2002         2003         2002
                               ----------   ----------   ----------   ----------

NET SALES                      $ 344,400    $ 302,932    $ 973,551    $ 899,280

COST OF SALES                    138,609      133,360      359,196      354,984
                               ----------   ----------   ----------   ----------

GROSS PROFIT                     205,791      169,572      614,355      544,296
                               ----------   ----------   ----------   ----------

OPERATING EXPENSES
   Research and development       30,831       39,367      104,252      117,494
   Selling                       101,632       90,556      311,894      291,510
   General and administration     71,721       63,703      186,913      190,327
   Royalties                          --           --           --       20,661
                               ----------   ----------   ----------   ----------
TOTAL OPERATING EXPENSES         204,184      193,626      603,059      619,992
                               ----------   ----------   ----------   ----------

   Operating (loss) income         1,607      (24,054)      11,296      (75,696)

OTHER INCOME (EXPENSE)
   Interest expense               (4,280)      (5,371)     (14,295)     (14,736)
   Interest income                   401          795        1,228        3,644
   Other income (expense)            (42)          --           14       18,205
                               ----------   ----------   ----------   ----------

   Loss before income taxes       (2,314)     (28,630)      (1,757)     (68,583)

Provision for income taxes         1,600        1,600        1,600        1,600
                               ----------   ----------   ----------   ----------

   Net loss                    $  (3,914)   $ (30,230)   $  (3,357)   $ (70,183)
                               ==========   ==========   ==========   ==========

Basic and diluted earnings per
   Common share                $     .00    $    (.01)   $     .00    $    (.03)
                               ==========   ==========   ==========   ==========

                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                         AUGUST 31,   AUGUST 31,
                                                            2003         2002
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $  (3,357)   $ (70,183)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of prepaid royalty                                 --        9,558
Depreciation and amortization                               28,629       28,629

Changes in Operating Assets and Liabilities:

      Decrease (Increase) in trade accounts receivable       3,051         (766)
      Increase in inventories                              (19,657)     (21,452)
      Increase in prepaid expenses                          (8,162)      (6,713)
      Increase in accounts payable                          25,993       41,461
      Decrease in accrued liabilities                       (4,458)      (7,651)
                                                         ----------   ----------

Net cash provided by (used in) operating activities         22,039      (27,117)
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset                                    --      (64,000)
Purchase of property and equipment                          (9,809)      (7,457)
                                                         ----------   ----------

Net cash used in investing activities                       (9,809)     (71,457)
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Line of Credit                                    --       32,000
Payments on Line of Credit                                      --       (8,756)
Payments on capital lease obligations                       (2,396)     (10,122)
Payments on long term debt and notes payable-
     related parties                                       (12,926)     (21,813)
                                                         ----------   ----------

Net cash used in financing activities                      (15,322)      (8,691)
                                                         ----------   ----------

DECREASE IN CASH                                            (3,092)    (107,265)

CASH AT BEGINNING OF PERIOD                                269,037      392,608
                                                         ----------   ----------

CASH AT END OF PERIOD                                    $ 265,945    $ 285,343
                                                         ==========   ==========

                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION:

              The consolidated condensed balance sheet as of August 31, 2003, the consolidated condensed statements of operations for the nine-month periods ended August 31, 2003, and 2002, respectively, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2002 Annual Report on Form 10-KSB. The results of operations for the quarter ended August 31, 2003, are not necessarily indicative of the operating results for the full year.

     Inventories
     -----------

     Inventory, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.

     Advertising
     -----------

     Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to expense as incurred.

     Intangible Assets
     -----------------

     Prior to 2002 the Company recorded formulas and processes as intangible assets. Reporting them at amortized cost, and amortizing them on a straight-line basis over the lesser of ten years or their estimated useful lives. In 2002 the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS142), "Goodwill and Other Intangible Assets".

     Property and Equipment
     ----------------------

     Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years. Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment. Office furniture and fixtures is depreciated over a five-year period and vehicles are depreciated over a three-year period.

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

     Long Lived Assets
     -----------------

     The Company investigates potential impairments of its long-lived assets on an individual basis when evidence exists that events or changes in circumstances may have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. No such losses have been identified.

     Stock Based Compensation
     ------------------------

     The Company has elected to account for nonqualified grants and grants under its 1994 and 2001 Stock Option Plans following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the periods ended August 31, 2003 and 2002. Under SFAS 123, the fair value of each option granted during the periods ended August 31, 2003 and 2002 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS 123, reported net (loss) income and (loss) earnings per common share would have been as follows:

                                                       Three Months     Three Months      Nine Months      Nine Months
                                                      Aug. 31, 2003    Aug. 31, 2002     Aug. 31, 2003    Aug. 31, 2002
                                                      --------------   --------------   --------------   --------------
     Net loss:
        As reported                                   $      (3,914)   $     (30,230)   $      (3,357)   $     (70,183)

     Add:    Stock based compensation
             Included in reported net
             income, net of related tax
             effects                                             --               --               --               --

     Deduct: Total stock based employee
             compensation expense determined
             under fair value method, net of
             related tax effects                      $        (301)   $     (23,487)   $      (2,782)   $     (24,533)

     Proforma                                         $      (4,215)   $     (53,717)   $      (6,139)   $     (94,716)

     Basic and diluted net income (loss) per share:
        Basic:   As reported                          $         .00    $        (.01)   $         .00    $        (.03)
                 Proforma                             $         .00    $        (.03)   $         .00    $        (.04)
        Diluted: As reported                          $         .00    $        (.01)   $         .00    $        (.03)
                 Proforma                             $         .00    $        (.03)   $         .00    $        (.04)


B.       RECLASSIFICATION:

              In accordance with Emerging Issues Task Force statement 00-10 (EITF 00-10), the Company has reclassified amounts paid by customers for shipping and handling from cost of sales to revenues. For the three and nine month periods ended August 31, 2002, these reclassifications amounted to $4,446 and $21,274, respectively.


C.       SUBSEQUENT EVENTS:

              None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

         Net sales for the three month period ended August 31, 2003 were $344,400, representing a 14% increase from $302,932 for the same period in the prior year. For the nine month period ended August 31, 2003, sales were $973,551 and represents an increase of 8% from $899,280 in the prior year. The company has a relationship with two new distributors which has resulted in increased sales during the third quarter.

         Cost of sales as a percentage of net sales decreased to 40% from 44% for the quarter ended August 31, 2003 when compared with the same period in the prior year. For the nine month period ended August 31, 2003, cost of sales as a percentage of net sales decreased to 37% compared with 39% in the prior year.

         Operating expenses for the three month period ended August 31, 2003 increased 5% and decreased 3% for the nine month period ended August 31, 2003. The three month increase is primarily due to selling and general and administrative expenses discussed below. The nine month decrease is primarily due to a reduction in research and development expenses also discussed below.

         Research and development expenses as a percentage of net sales for the three and nine month periods ended August 31, 2003 were 9% and 11% respectively, compared with 13% and 13% for the same periods in the prior year. These decreases are primarily due to a reduced staff in research and development which has resulted in decreased salaries and related expenses for 2003.

         Selling expenses during the three month period ended August 31, 2003 increased 12%, and increased 7% for the nine month period ended August 31, 2003 when compared with the same periods in the prior year. These increases are primarily related to an additional salesperson for the entire year in 2003 and only a part year in 2002 which has increased salaries and related expenses for 2003.

         General and administrative expenses in the three month period ended August 31, 2003 increased by $8,018 or 13%, and decreased $3,414 or 2% for the nine month period ended August 31, 2003 when compared with the same periods in the prior year. The three month increase is primarily due to increased insurance costs and increased accounting costs. The nine month decrease is associated with the net effect of the above increases with decreased contract labor and annual shareholder meeting expenses in 2003.

         Net loss for the quarter ended August 31, 2003 was $3,914 as compared with net loss of $30,230, for the same period in the prior year.

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

         Working capital was $485,288 at August 31, 2003, up from $482,503 at November 30, 2002.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS
              99.2 Certification of Principal Executive Financial Officer and the Principal Financial Officer

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


Date:  October 20, 2003

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


Date: October 20, 2003                               By: /s/ Christine Koenemann
                                                         -----------------------
                                                     Christine Koenemann
                                                     Principal Executive Officer
                                                     Principal Financial Officer