Form 10KSB
period 2003-11-30
WESTBRIDGE RESEARCH GROUP
filed 2004-03-16
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended November 30, 2003
                                       OR

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

         State issuer's revenues for its most recent fiscal year:   $1,209,794.

         The aggregate market value of the voting and non-voting equity held by nonaffiliates of the registrant as of March 10, 2004, (computed by reference to the price at which the Common Stock was most recently sold) was approximately $1,934,773. This computation excludes a total of 168,665 shares held by certain executive officers and directors of Issuer who may be deemed to be affiliates of Issuer under applicable rules of the Securities and Exchange Commission.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

         As of March 10, 2004, there were 2,103,438 shares of the Issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                     Transitional Small Business Disclosure
                              Format Yes [ ] No [X]

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

PLANT GROWTH REGULATORS

         The Company's plant growth regulator products are marketed under the trademark TRIGGRR(R). TRIGGRR(R) formulations are registered with the Environmental Protection Agency (EPA) as plant growth regulators. The active components of TRIGGRR(R) are "cytokinins" that affect rates of cell division and growth. TRIGGRR(R) is available in several product formulations including:

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

         The Company also manufactures and markets a nematode suppressant called SUPPRESS(R). SUPPRESS(R) does not kill the parasitic nematode directly; instead it interferes with the ability of the nematode to penetrate the plant roots. SUPPRESS(R) is composed of nontoxic naturally occurring plant growth regulators that activate the plants natural defenses.

FERTILIZERS

         Foliar SUNBURST(R) and Soil SUNBURST(R) are specialty micronutrient fertilizers manufactured and marketed by Westbridge. These products contain a non-plant growth regulator organic base and humic acids. The products are formulated for use on crops which benefit from foliar micronutrient sprays. In addition, Westbridge has developed and markets a line of organic fertilizers under the name BioLink(R). These products meet current guidelines for fertilizers used in organic food and fiber production.

BIOREMEDIATION PRODUCTS

         Westbridge environmental products include H4-502 and Sewage Treatment (ST-12), which are organic products formulated to control ammonia, alcohol and hydrogen sulfide odors. Bioremediation Nutrient Blends (the BNB product line) are bionutrient products that enhance compost maturity as well as accelerate the remediation of petroleum hydrocarbon contaminated sites. Cellulose Digester is designed to accelerate breakdown of stubble in low- or no-till farming operations.


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

         Research and development expenses for fiscal years 2003 and 2002, respectively, were $134,739 and $151,714.

GOVERNMENT REGULATIONS
----------------------

         The Company's activities are subject to regulation under various laws and regulations including, among others, the Occupational Safety and Health Act, the Toxic Substances Control Act, the National Environmental Policy Act, other water, air and environmental quality statutes, and export control legislation. The Company believes it has met its current obligations under the aforementioned regulations.

         In addition to the foregoing requirements, the Company's agricultural products must often be approved by state authorities before distribution in a state. In some cases, this necessitates having to conduct field tests in the particular state to accumulate the necessary test data for registration. Soil TRIGGRR(R) and Foliar TRIGGRR(R) have been federally registered with the EPA. In addition, the Company has registered its products with certain appropriate state agencies and is pursuing registration in other states.

MARKETING
---------

         The Company uses a small number of key regional and national distributors for reaching the U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company is dependent on three domestic customers whose purchases amounted to 21% of the Company's agricultural product sales in 2003. Sales to the same domestic customer amounted to 31% in 2002.

MANUFACTURING
-------------

         All of the Company's proprietary formulations and finished products are manufactured at its Vista, California facility.

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

SEASONALITY
-----------

         Agricultural product sales are typically seasonal in nature with heavier sales in the spring months. The Company is seeking to temper the seasonality of its agronomic sales by marketing its products in Latin American countries which produced sales in January, February and March.


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


EMPLOYEES
---------

         At November 30, 2003, the Company had 8 employees, 6 full-time, 2 part time. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.


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

         Rent expense for the years ending November 30, 2003 and 2002 was $84,685 and $81,518, respectively.

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

(b) APPROXIMATE NUMBER OF HOLDERS FOR COMMON STOCK. The approximate number of record holders of Company's Common Stock as of November 30, 2003, was 723.

(c) DIVIDENDS. The Company has paid no dividends. There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends. The Company does not expect to pay dividends in the foreseeable future.


                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Fiscal Year 2003 Compared to Fiscal Year 2002
---------------------------------------------

         Total product sales were $1,209,794 in fiscal 2003 compared with $1,134,247 in fiscal 2002, an increase of approximately 7%. Prices for the Company's existing products remained stable during fiscal 2003. Production by gallons was 64,682 in 2003 and 59,448 in 2002, an increase of approximately 9%. The sales increase was primarily due to the addition of 2 domestic distributors and 1 international distributor.

         Cost of sales as a percentage of total product sales remained relatively constant at approximately 37% or $442,163 in fiscal 2003, and 39% or $438,746 in fiscal 2002.

         Research and development expenses decreased approximately 1%, or $16,975, to $134,739 in fiscal 2003 from $151,714 in fiscal 2002. This decrease is primarily due to various expenses decreasing slightly.

         Selling expenses remained at approximately 34%-35% of product sales for fiscal year 2003, when compared to fiscal year 2002.

         General and administrative expenses increased by $22,669 in fiscal 2003 from $239,235 in fiscal 2002. This increase is primarily due to the rising cost of business insurance and audit and legal expenses.

         Royalty expense decreased $11,100 in fiscal 2003 when compared to fiscal 2002. This decrease is due to the Company exercising its buyout option in April 2002 which terminated all royalty requirements as discussed above in Licenses.

         Interest expense decreased to $18,373 for fiscal 2003, from $21,281 for fiscal 2002. This decrease is primarily due to the normal paydown of the Company's installment loans.

         The net loss for fiscal 2003 was $67,711 compared with net loss of $107,407 in fiscal 2002. The increase in net income is primarily due to increased sales during fiscal 2003.


Fiscal Year 2002 Compared to Fiscal Year 2001
---------------------------------------------

         Total product sales were $1,134,247 in fiscal 2002 compared with $1,434,720 in fiscal 2001, a decrease of approximately 21%. Prices for the Company's existing products remained stable during fiscal 2002. Production by gallons was 59,448 in 2002 and 117,359 in 2001, a decrease of approximately 49%. The sales decrease was primarily due to one of the Company's major distributors ceasing business during fiscal 2002.

         Cost of sales as a percentage of total product sales amounted to approximately 39% or $438,746 in fiscal 2002, as compared with approximately 36.5% or $524,705 in fiscal 2001.

         Research and development expenses increased by $1,210 in fiscal 2002 from $150,504 in fiscal 2001.

         Selling expenses increased to approximately 34% of product sales for fiscal year 2002, compared to approximately 29% in fiscal year 2001. This increase is primarily due to reduced sales during fiscal 2002.

         General and administrative expenses decreased by 5%, or 10,823 to 239,235 in fiscal 2002 from $250,557 in fiscal 2001. This decrease is primarily due to various expenses decreasing slightly.

         Royalty expense decreased $47,903 in fiscal 2002 from $59,003 in fiscal 2001. This decrease is due to the Company exercising its buyout option in April 2002 which terminated all royalty requirements.

         Interest expense decreased to $21,281 for fiscal 2002, from $26,237 for fiscal 2001. This decrease is primarily due to the normal paydown of the Company's installment loans.

         The net loss for fiscal 2002 was $107,407 compared with net income of $21,116 in fiscal 2001. The decrease in net income is primarily due to decreased sales during fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

         Net working capital decreased to $217,457 in fiscal year 2003 compared to $482,503 in fiscal year 2002 primarily due to the notes payable to related parties maturing in September, 2004.

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


                          ITEM 7. FINANCIAL STATEMENTS

         Exhibit A, "Consolidated Financial Statements and Independent Auditors' Report" is incorporated herein by reference.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Item 8a.  Accounting Controls and Procedures

ACCOUNTING POLICIES

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorizations; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                                    PART III


                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT

         The executive officers and directors of the Company, as of November 30, 2003, were as follows:

     NAME                 AGE         PRINCIPAL OCCUPATION AND BUSINESS              YEAR FIRST
                                    EXPERIENCE DURING THE PAST FIVE YEARS          BECAME DIRECTOR
Christine Koenemann       50        Christine Koenemann was elected President          1995
                                    and appointed as a Director of the Company
                                    on March 2, 1995. She has worked for the
                                    Company for the past 20 years in varying
                                    positions including Operations Manager,
                                    Shareholder Relations Liaison, Director of
                                    Administration, and Assistant Treasurer. She
                                    attended Indiana University School of
                                    Business and worked in retail management for
                                    five years.


William J. Dale           70        Mr. Dale, appointed a director of the              1995
                                    March 1995. He was President of Silverado
                                    Capital, Inc., a San Diego based company
                                    engaged in international licensing and
                                    merchant banking activities from 1990-2002.
                                    Prior to that, from 1980-1989, he was a
                                    partner in a San Diego law firm where his
                                    area of practice emphasized corporate and
                                    securities law matters. Prior to that he had
                                    been a sole practitioner for two years, and
                                    for the eight years prior to that he was
                                    general counsel for an agricultural
                                    management company with cattle, ranches and
                                    orchards under management. Mr. Dale received
                                    a B.A. degree in Economics from Allegheny
                                    College in 1955 and a LL.B. degree from the
                                    University of Pennsylvania in 1962. From
                                    1955 to 1959 he was a U.S. Naval Aviator.


William M. Witherspoon    62        Mr. Witherspoon was appointed to the Board         1995
                                    of Directors in August 1995, and he was
                                    elected Chairman at that time. Mr.
                                    Witherspoon was a founder of Westbridge
                                    Research Group. From 1982 until 1989 he
                                    served as Chairman of the Board of
                                    Directors. Prior to and after founding
                                    Westbridge, he was a principal of
                                    Witherspoon and Town, a firm that engaged in
                                    starting and providing capital for real
                                    estate, agricultural and marketing
                                    businesses. For the past nine years, he
                                    worked as the owner of Firstlight
                                    Productions, an art production and marketing
                                    company. Mr. Witherspoon holds a B.A. degree
                                    from Reed College and an M.A. from MERU.

William Fruehling         63        Mr. Fruehling was appointed to the Board of        1997
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


                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate remuneration paid in fiscal 2003:

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
           as a group (1 person)

         During fiscal 1999, 2000 and 2001 the Company granted non-qualified stock options to acquire 45,000 shares, 15,000 each year, at $1.00 per share to members of the Board of Directors for services rendered. During fiscal 2002 and 2003 the Company granted non-qualified stock options to acquire 15,000 and 30,000 shares respectively all at $0.25 per share to members of the Board of Directors for services rendered. All of the options immediately vest upon grant. The options issued in fiscal 1999, 2000 and 2001 immediately vest upon grant and expire December 2003, 2004 and 2005 respectively. The options issued in fiscal 2002 expire July 2012 and 15,000 of the options issued in fiscal 2003 expire December 2013 and the remaining 15,000 expire November 2014. All of these options are outstanding and exercisable at November 30, 2003.

         During fiscal 2003, the Company granted non-qualified stock options to acquire 12,000 shares at $0.25 per share to a member of the Board of Directors for advertising services rendered. The options immediately vest upon grant and expire in March, 2013. All of these options remain outstanding and exercisable at November 30, 2003.


Employee Incentive Stock Option Plan
------------------------------------

         During 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 common shares may be granted at fair market value. During fiscal 1997 the Company granted options to acquire 50,000 shares at $0.50 per share to its President. These 50,000 options expired unexercised in April 2002. At November 30, 2003, no shares had been issued under the 1994 Plan and 20,000 options at an exercise price of $1.00 per share remained outstanding, of which 15,200 were exercisable. No options were exercised during the fiscal year ended November 30, 2003. These options expire through the fiscal year ended November 30, 2005.

         During fiscal 2000 the Company granted non-qualified stock options to acquire 10,000 shares at $1.00 per share to an employee. The options immediately vest upon grant and expire in August 2005. All of these options remain outstanding and exercisable at November 30, 2003.

         During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. During fiscal 2002, the Company granted options to acquire 100,000 shares at $0.25 per share to its President and options to acquire a total of 25,000 shares at $0.25 per share to two employees. The options vest upon grant and expire in July 2012. During fiscal 2003, options to acquire 5,000 shares expired due to the termination of an employee. The remaining options to acquire 120,000 shares remain outstanding and exercisable at November 30, 2003.


                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 30, 2003, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

                                                           W/O Exercise
                                    Amount and Nature of     Percent of     Percent of
   Name of Beneficial Owner         Beneficial Ownership     Class (5)       Class (6)
   ------------------------         --------------------     ---------       ---------
   Christine Koenemann                    102,700 (1)            *             4.7
   1150 Joshua Way
   Vista, CA  92083

   Albert L. Good                         182,300               8.7            8.7
   14550 Castle Rock Road
   Salinas, CA  93908

   Kenneth P. Miles                       119,867               5.7            5.7
   8 Avenida Andra
   Palm Desert, CA  92260

   William M. Witherspoon                 186,590 (2)           7.4            8.7
   PO Box 1735
   Fairfield, IA  52556


   William Fruehling                       42,000 (3)            *             2.0
   5416 Renaissance Avenue
   San Diego, CA  92122

   William J. Dale                         39,375 (4)            *             1.9
   1150 Joshua Way
   Vista, CA  92083

   All Directors & Officers               370,665               8.0           16.1
   as a Group (4 persons)

   * less than 1%

(1) Consists in part of exercisable options to purchase 100,000 shares at $0 .25 per share.

(2) Consists in part of exercisable options to purchase 15,000 shares at $1.00 per share and 15,000 shares at $0.25 per share.

(3) Consists of exercisable options to purchase 15,000 at $1.00 per share and 27,000 shares at $0.25 per share.

(4) Consists in part of exercisable options to purchase 15,000 shares at $1.00 per share and 15,000 shares at $0.25 per share.

(5) Calculated as if no options were exercised and 2,103,438 shares outstanding.

(6) Calculated as if only that (those) shareholder's(s') options/warrants exercisable within 60 days were exercised and no other options/warrants were exercised.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None


                ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following are the fees billed us by our auditors, PKF for services rendered thereby during 2003 and 2002:

                                    2003                     2002
                                    ----                     ----
Audit Fees                         $30,569                 $12,692
Audit Related Fees                      --                      --
Tax Fees                             2,500                   2,500
All Other Fees                       3,969                     408

         AUDIT FEES consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial information included in our Forms 10-QSB and for any other services that are normally provided by PKF in connection with our statutory and regulatory filings or engagements.

         AUDIT RELATED FEES consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

         TAX FEES consist of the aggregate fees billed for professional fees rendered for tax compliance, tax advice, and tax planning. Included in such Tax Fees were the fees for preparation of our tax returns, consultancy and advice on domestic tax structures.

         ALL OTHER FEES consists of the aggregate fees billed for products and services provided by PKF and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

         Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining PKF's independence and determined that such services are appropriate.

         Before the auditors are engaged to provide us audit services, such engagement is approved by the Audit Committee of our Board of Directors.


                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K.

(a) 1. The following financial statements of the Company are included in Item 7:

       Consolidated Balance Sheets at November 30, 2003 and 2002

       Consolidated Statements of Operations for the two years in the period ended November 30, 2003

       Consolidated Statements of Shareholders' Equity for the two years in the period ended November 30, 2003

       Consolidated Statements of Cash Flows for the two years in the period ended November 30, 2003

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

         10(x) Westbridge Research Group 2001 Stock Option Plan filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2004.

                                             WESTBRIDGE RESEARCH GROUP

                                             By /s/ Christine Koenemann
                                                --------------------------------
                                                Christine Koenemann, President
                                                Principal Executive Officer
                                                Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    SIGNATURE                            TITLE                        DATE
    ---------                            -----                        ----


/s/ William M. Witherspoon              Director                  March 14, 2004
-------------------------------
William M. Witherspoon


/s/ Christine Koenemann                 Director                  March 14, 2004
-------------------------------
Christine Koenemann


/s/ William J. Dale                     Director                  March 14, 2004
-------------------------------
William J. Dale


/s/ William Fruehling                   Director                  March 14, 2004
-------------------------------
William Fruehling

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

EXHIBIT A

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORT

                 For The Years Ended November 30, 2003 and 2002

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY





                                TABLE OF CONTENTS


INDEPENDENT AUDITORS' REPORT...................................................1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets.............................................2-3

     Consolidated Statements of Operations ....................................4

     Consolidated Statements of Shareholders' Equity...........................5

     Consolidated Statements of Cash Flows...................................6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................8-20

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the "Company") as of November 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                  /s/ PFK

San Diego, California                             PKF
January 21, 2004                                  Certified Public Accountants
                                                  A Professional Corporation

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           November 30, 2003 and 2002



                                     ASSETS

                                                           2003          2002
                                                        ----------    ----------
Current assets:
  Cash and cash equivalents                             $ 194,504     $ 269,037
  Accounts receivable, less allowance of $8,870
    in 2003 and $14,705 in 2002                           175,919       170,231
  Inventories                                             157,799       130,639
  Prepaid expenses and other current assets                22,758        21,283
                                                        ----------    ----------
             Total current assets                         550,980       591,190
                                                        ----------    ----------

Property and equipment, at cost:
  Machinery and equipment                                 237,351       228,373
  Office furniture and fixtures                           313,040       314,540
  Vehicles                                                 19,710        19,710
                                                        ----------    ----------
                                                          570,101       562,623

  Less accumulated depreciation                          (534,641)     (503,685)
                                                        ----------    ----------
             Net property and equipment                    35,460        58,938
                                                        ----------    ----------
Long-term account receivable, net                         130,000       130,000
Intangible assets, net                                    151,600       151,600
                                                        ----------    ----------
                                                        $ 868,040     $ 931,728
                                                        ==========    ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                               WESTBRIDGE RESEARCH GROUP
                                    AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS (Continued)
                              November 30, 2003 and 2002



                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              2003            2002
                                                           ------------   ------------
Current liabilities:
   Accounts payable                                        $    62,368    $    55,964
   Accrued expenses                                             56,612         46,127
   Current portion of long term debt                            25,302          4,200
   Current portion of capital lease obligations                     --          2,396
   Current portion of notes payable to related parties         189,241             --
                                                           ------------   ------------
           Total current liabilities                           333,523        108,687

Long-term debt, net of current portion                              --         25,341
Notes payable to related parties, net of current portion            --        195,472
                                                           ------------   ------------
           Total liabilities                                   333,523        329,500
                                                           ------------   ------------
Commitments (Note 10)

Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized,
      no shares outstanding in 2003 and 2002                        --             --
   Common stock, no par value, 9,375,000 shares
      authorized, 2,103,438 shares issued and
      outstanding in 2003 and 2002                           8,479,854      8,479,854
   Paid-in-capital                                              95,000         95,000
   Accumulated deficit                                      (8,040,337)    (7,972,626)
                                                           ------------   ------------
           Total shareholders' equity                          534,517        602,228
                                                           ------------   ------------
                                                           $   868,040    $   931,728
                                                           ============   ============

 The accompanying notes are an integral part of the consolidated financial statements.

                                          3

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended November 30, 2003 and 2002




                                                         2003           2002
                                                     ------------   ------------
Revenues:
   Agricultural product sales                        $ 1,209,794    $ 1,134,247
                                                     ------------   ------------
Costs and expenses:
   Cost of sales                                         442,163        438,746
   Research and development                              134,739        151,714
   Selling                                               421,489        389,590
   General and administrative                            261,904        239,235
   Royalties                                                  --         11,100
   Amortization of processes and formulas
      and prepaid royalty                                     --          9,576
                                                     ------------   ------------
     Total costs and expenses                          1,260,295      1,239,961
                                                     ------------   ------------
     Loss from operations                                (50,501)      (105,714)
                                                     ------------   ------------
Other income (expense):
   Interest expense                                      (18,373)       (21,281)
   Interest income                                         1,611          4,497
   Gain on sale of property and equipment                     --            100
   Other income                                            1,152         16,591
                                                     ------------   ------------
     Loss before income taxes                            (66,111)      (105,807)

Provision for income taxes                                 1,600          1,600
                                                     ------------   ------------
     Net loss                                        $   (67,711)   $  (107,407)
                                                     ============   ============

Net loss per common share - basic and diluted        $     (0.03)   $     (0.05)
                                                     ============   ============
Weighted average shares outstanding                    2,103,438      2,103,438
                                                     ============   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                     WESTBRIDGE RESEARCH GROUP
                                          AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          For the Years Ended November 30, 2003 and 2002



                                Common                     Paid-in     Accumulated
                                Stock         Amount       Capital       Deficit         Total
                             ------------  ------------  ------------  ------------   ------------
Balance, November 30, 2001     2,103,438   $ 8,479,854   $    95,000   $(7,865,219)   $   709,635

      Net loss                        --            --            --      (107,407)      (107,407)
                             ------------  ------------  ------------  ------------   ------------
Balance, November 30, 2002     2,103,438     8,479,854        95,000    (7,972,626)       602,228

      Net loss                        --            --            --       (67,711)       (67,711)
                             ------------  ------------  ------------  ------------   ------------
Balance, November 30, 2003     2,103,438   $ 8,479,854   $    95,000   $(8,040,337)   $   534,517
                             ============  ============  ============  ============   ============




       The accompanying notes are an integral part of the consolidated financial statements.

                                                5


                               WESTBRIDGE RESEARCH GROUP
                                    AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS For
                      the Years Ended November 30, 2003 and 2002


                                                                  2003         2002
                                                               ----------   ----------
Cash flows from operating activities:
     Net loss                                                  $ (67,711)   $(107,407)
     Adjustments to reconcile net loss to net
        cash flows used in by operating activities:
           Depreciation                                           30,956       38,964
           Amortization                                               --        9,576
           Bad debt expense                                       13,583           --
           Gain on sale of property and equipment                     --         (100)
     Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable            (19,271)      27,496
           Increase in inventories                               (27,160)      (7,116)
           (Increase) decrease in prepaid expenses
              and other current assets                            (1,475)       1,086
           Increase in accounts payable                            6,404       33,458
           Increase (decrease) in accrued expenses                10,485       (7,314)
                                                               ----------   ----------
                 Net cash flows used in operating activities     (54,189)     (11,357)
                                                               ----------   ----------
Cash flows from investing activities:
     Purchase of property and equipment                           (7,478)      (8,267)
     Purchase of intangible asset                                     --      (64,000)
     Proceeds from sales of property and equipment                    --          100
                                                               ----------   ----------
                 Net cash flows used in
                      investing activities                        (7,478)     (72,167)
                                                               ----------   ----------
Cash flows from financing activities:
     Payments on notes payable to related
       parties and long-term debt                                (10,470)     (27,160)
     Payments on capital lease obligations                        (2,396)     (12,887)
                                                               ----------   ----------
                 Net cash flows used in
                      financing activities                       (12,866)     (40,047)
                                                               ----------   ----------
Net decrease in cash and cash equivalents                        (74,533)    (123,571)

Cash and cash equivalents at beginning of year                   269,037      392,608
                                                               ----------   ----------
Cash and cash equivalents at end of year                       $ 194,504    $ 269,037
                                                               ==========   ==========



 The accompanying notes are an integral part of the consolidated financial statements.

                                          6

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 For the Years Ended November 30, 2003 and 2002



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                             2003        2002
                                                           ---------   ---------

Cash paid during the year for:
     Interest                                              $ 12,628    $ 23,795
                                                           =========   =========
     Income taxes                                          $  1,600    $  1,600
                                                           =========   =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2003 and 2002


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation
---------------------------

The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiary Westbridge Agricultural Products. All significant inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company maintains a majority of its bank accounts at one financial institution located in California. The accounts at this one bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At November 30, 2003 and 2002, the Company's uninsured cash balances totaled $9,744 and $66,767, respectively. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Inventories
-----------

Inventory, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.

Advertising
-----------

Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to income as incurred. Advertising expenses charged to income totaled $44,500 in 2003 and $45,142 in 2002.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2003 and 2002


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets
-----------------

In 2001 the Company recorded formulas and processes as intangible assets. Reporting them at amortized cost, and amortizing them on a straight-line basis over the lesser of ten years or their estimated useful lives. In 2002 the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS142), "Goodwill and Other Intangible Assets". (See note 5). The effect of the adoption of SFAS 142 on the reported net loss for the current and comparative period is as follows:

                                                           For the Year Ended
                                                             November 30,
                                                          2003          2002
                                                       -----------   -----------
   Reported net loss                                   $  (67,711)   $ (107,407)
   Add back: Amortization of intangibles,
     net of tax effect                                         --         9,576
                                                       -----------   -----------
   Net loss, as adjusted                                  (67,711)      (97,831)
                                                       ===========   ===========
   Earnings per share - basic and diluted:
   Reported net loss per share                         $    (0.03)   $    (0.05)
   Add back: Amortization of intangibles,
     net of tax effect                                         --            --
                                                       -----------   -----------
   Net loss, as adjusted                               $    (0.03)   $    (0.05)
                                                       ===========   ===========

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years. Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment. Office furniture and fixtures are depreciated over a five-year period and vehicles are depreciated over a three-year period.

Shipping and Handling Costs
---------------------------

The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," which was effective in the fourth quarter of fiscal 2000. Consistent with EITF 00-10, the Company has historically classified income from freight charges to customers as "Agricultural product sales." The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $43,900 and $42,900 in 2003 and 2002, respectively.

Revenue Recognition
-------------------

The Company recognizes revenues from the sale of its products to customers at the time of shipping. Products are shipped from our facility to our customers FOB shipping point terms at which time revenues are considered earned. The Company will replace product that is considered "substandard", however this occurs infrequently and the Company records a warranty accrual for these anticipated replacements.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2003 and 2002


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales to Major Customers
------------------------

A majority of the Company's domestic sales are concentrated in Washington, California, Arizona and Texas, a majority of the Company's foreign sales are concentrated in Peru and Korea. For the years ended November 30, 2003 and 2002 three customers represented 61% and 48% of accounts receivable, respectively.

                                       Percent of Sales
                                       ----------------
                      Customer         2003        2002
                      --------         ----        ----
                  A (Domestic)         3.5%       12.5%
                  B (Domestic)        10.8%       12.1%
                  D (Foreign)         11.3%       10.7%

Net Loss Per Share
------------------

Basic loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,103,438 for 2003 and 2002. Stock options and warrants were anti-dilutive for 2003 and 2002.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                        Years Ended November 30,
                                                          2003          2002
                                                       -----------   -----------
Numerator for earnings per common share - net loss     $  (67,711)   $ (107,407)
                                                       -----------   -----------
Denominator for basic earnings per common share         2,103,438     2,103,438
                                                       -----------   -----------
Effect of dilutive securities                                  --            --
                                                       -----------   -----------
Denominator for diluted earnings per common share       2,103,438     2,103,438
                                                       -----------   -----------
Net loss per common share:
     Basic                                             $    (0.03)   $    (0.05)
                                                       ===========   ===========
     Diluted                                           $    (0.03)   $    (0.05)
                                                       ===========   ===========

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2003 and 2002


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Based Compensation
------------------------

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). The Statement of Financial Accounting Standards (SFAS) no. 148 amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. At November 30, 2003 and 2002, the Company has stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Under SFAS No.148, the fair value of each option granted during the years ended November 30, 2003 and 2002 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk-free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2003 and 2002


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

No.123, reported net loss and loss per common share would have been as follows:

                                                         For the Year Ended
                                                              November 30,
                                                           2003          2002
                                                       -----------   -----------
 Net Loss, as reported                                 $  (67,711)   $ (107,407)
 Add back: Stock-based employee
      compensation expense included in reported
      net loss, net of related tax effects                     --            --
 Deduct: Total stock-based employee
      compensation expenses determined under fair
      value method for all awards, net of related
      tax effects                                              --        25,077
                                                       -----------   -----------
 Pro forma net loss                                    $  (67,711)   $ (132,484)
                                                       ===========   ===========
 Earnings per share - basic and diluted:
       As reported                                     $    (0.03)   $    (0.05)
                                                       ===========   ===========
      Pro forma                                        $    (0.03)   $    (0.06)
                                                       ===========   ===========

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2003 and 2002


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards
---------------------------

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The objective of SFAS 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. SFAS 143 is effective for the Company's fiscal year beginning December 1, 2002. The adoption of this statement had no impact on the consolidated financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121") and retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss. SFAS 144 provides additional implementation guidance on accounting for an impairment loss. SFAS 144 is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 beginning in 2002, the adoption of which had no effect on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 had no effect on the Company's financial position or results of operations.

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2003 and 2002


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

In October of 1985 the Company and the Partnership entered into a licensing agreement (the "Licensing Agreement") under which the Company acquired, on an exclusive worldwide basis, licensing of certain technologies in exchange for royalties.

On September 30, 1996, the Company and the Partnership amended the terms of the Development Agreement and the Licensing Agreement. Under the terms of the amended agreements the Company forgave the entire remaining note receivable balance of $195,942 in exchange for a restructuring of the royalty fees and terms. Accordingly, the forgiven note balance has been recorded as prepaid royalties and is being amortized straight line over the term of the amended licensing agreement, through December 31, 2006 (see Note 5). Under the amended licensing agreement the Company is required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of gross sales of products utilizing the licensed technologies. The Company and the Partnership have now changed their relationship to remove the Company as a limited partner of the Partnership, to change the amount of the royalty payable under the licensing agreement to 2% as of December 1, 1998, and to change the buyout provision as called for in the Agreement dated October 1, 1996. During the quarter ended May 31, 2002 the Company exercised its right to purchase the formula, for which the royalty fee was based upon, for $64,000. The Company has determined that the formula is an intangible asset with an indefinite life under SFAS 142 . (See Note 5).

NOTE 3 - INVENTORIES

Inventories consist of the following at November 30:

                                                          2003          2002
                                                       -----------   -----------
Raw materials                                          $  103,177    $   87,803
Finished goods                                             54,622        42,836
                                                       -----------   -----------
                                                       $  157,799    $  130,639
                                                       ===========   ===========

Certain of the Company's raw materials are obtained from a limited number of suppliers.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2003 and 2002


NOTE 4 - LONG-TERM ACCOUNT RECEIVABLE

At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings. At November 30, 2003, the land is subject to a Mexican court pending foreclosure sale.

The long term account receivable and related allowance for doubtful accounts at November 30 is as follows:

                                                         2003           2002
                                                      -----------   -----------
     Long-term account receivable                     $  451,270    $   451,270
     Allowance for doubtful long-term account           (321,270)      (321,270)
                                                      -----------   ------------
                                                      $  130,000    $   130,000
                                                      ===========   ============

NOTE 5 - INTANGIBLE ASSETS

For the year ended November 30, 2001 the Company reported net purchased formulas and prepaid royalties of $97,176. During 2002 the Company exercised its right to purchase the formula, for which the royalty fee was based upon (Note 2), for $64,000. In 2002 the Company adopted SFAS 142. The adoption of SFAS 142 directed the Company to discontinue amortizing its intangible assets and annually review them for impairment. Management believes the assets have an indefinite life. Amortization expense for the year ended November 30, 2002 was $9,576 (see Note
2). The value of the unamortized intangibles as of November 30, 2003 is $151,600.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at November 30:

                                                         2003           2002
                                                      -----------   ------------
     Auditing Fees                                    $   17,655    $     9,083
     Section 125 Medical                                     158             --
     Accrued vacation                                     20,209         14,770
     Warranty                                             17,982         17,982
     Sales commissions                                       608          4,292
                                                      -----------   ------------
                                                      $   56,612    $    46,127
                                                      ===========   ============

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2003 and 2002


NOTE 7 - LONG-TERM DEBT

                                                          2003          2002
                                                       -----------   -----------
  Notes payable to an individual, with simple
    interest at 8%. Principal and accrued interest
    are due September 1, 2004. Amount includes
    accrued interest of $726 and $1,296 at
    November 30, 2003 and 2002, respectively.          $   21,954    $   22,524

  Note payable to a bank bearing interest at 9.99%,
    principal and interest payable in monthly
    installments of $350 for 60 months, maturing
    October 7, 2004. This note is collateralized
    by a vehicle.                                           3,348         7,017
                                                       -----------   -----------

         Total long term debt                              25,302        29,541

         Less:  Current portion                            25,302         4,200
                                                       -----------   -----------
         Long term portion                             $       --    $   25,341
                                                       ===========   ===========


NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

     At November 30, notes payable to related parties were as follows:

                                                          2003           2002
                                                       -----------   -----------
  Notes payable to various related parties with
    simple interest at 8% collateralized by a
    subordinated security interest in substantially
    all assets of the Company. Principal and accrued
    interest originally due September 1, 2000. Due
    date extended to September 1, 2004. Amounts
    include accrued interest of $4,253 and $6,139 at
    November 30, 2003 and 2002, respectively.          $  106,436    $   109,224

  Note payable to related party with simple interest
    compounded annually at prime plus 1% which at
    November 30, 2003 and 2002 was 5% and 5.75%,
    respectively. Collateralized by a sub- ordinated
    security interest in substantially all assets of
    the Company. Principal and accrued interest
    originally due at maturity in June 1995. Due date
    extended to September 1, 2004. Amounts include
    accrued interest of $32,805 and $36,248 at
    November 30, 2003 and 2002, respectively.              82,805        86,248
                                                       -----------   -----------

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2003 and 2002


NOTE 8 - NOTES PAYABLE TO RELATED PARTIES (Continued)


     Total notes payable to related parties               189,241       195,472

     Less: Current portion                                189,241            --
                                                       -----------   -----------
     Notes payable to related parties, long-term       $       --    $  195,472
                                                       ===========   ===========

NOTE 9 - STOCK OPTIONS

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

During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. During 2003 the Company granted no options under this Plan. All options granted under the 2001 Plan are vested and unexercised at November 30, 2003.

At November 30, 2003, a total of 80,000 and 280,000 shares remain reserved and available for future stock option grants under the 1994 and 2001 Plans, respectively.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2003 and 2002


NOTE 9 - STOCK OPTIONS (Continued)

A summary of the stock option activity under the 1994 and 2001 Plans is as follows:

                                                                      Weighted
                                                       Exercise        Average
                                           Stock       Price Per      Price Per
                                           Options       Share          Share
                                         -----------   -----------   -----------
Outstanding at November 30, 2001              78,750  $0.50 - 1.00   $     0.62
Granted                                      125,000          0.25         0.25
Expired or canceled                          (50,000)         0.50         0.50
Exercised                                         --            --           --
                                         -----------   -----------   -----------
Outstanding at November 30, 2002            153,750   $0.25 - 1.00         0.36
Granted                                          --
Expired or canceled                         (13,750)   0.25 - 1.00         0.73
Exercised                                        --             --           --
                                         -----------   -----------   -----------
Outstanding at November 30, 2003            140,000   $0.25 - 1.00   $     0.41
                                         ===========   ===========   ===========
Vested stock options at November 30, 2003   135,200
                                         ===========
Weighted average remaining
  contractual life                        7.7 years
                                         ===========

During fiscal 1998, the Company granted non-qualified stock options to acquire 13,750 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expired in December 2002 unexercised.

During fiscal 1999, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2003. All of these options remain outstanding and exercisable at November 30, 2003.

During fiscal 2000, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2004. All of these options remain outstanding and exercisable at November 30, 2003.

During fiscal 2000, the Company granted non-qualified stock options to acquire 10,000 shares at $1.00 per share to an employee. The options immediately vest upon grant and expire in August 2005. All of these options remain outstanding and exercisable at November 30, 2003.

During fiscal 2001, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2005. All of these options remain outstanding and exercisable at November 30, 2003.

During fiscal 2002, the Company granted non-qualified stock options to acquire 15,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant and expire in July 2012. All of these options remain outstanding and exercisable at November 30, 2003.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2003 and 2002


During fiscal 2003, the Company granted non-qualified stock options to acquire 30,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant and 15,000 options expire in December 2013 and 15,000 options expire in November 2014. All of these options remain outstanding and exercisable at November 30, 2003.

During fiscal 2003, the Company granted non-qualified stock options to acquire 12,000 shares at $0.25 per share to a member of the Board of Directors for advertising services rendered. The options immediately vest upon grant and expire in March, 2013. All of these options remain outstanding and exercisable at November 30, 2003.

The Company has elected to account for nonqualified grants and grants under its 1994 and 2001 Plans following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the years ended November 30, 2003 and 2002.

NOTE 10 - COMMITMENTS

The Company leases its facilities under a non-cancelable operating lease that expires March 31, 2008. The lease agreement contains a two year renewal option. Rent is being expensed on a straight line basis over the term of the lease. The Company also leased certain of its property and equipment from BSB Leasing, through capital leases, which expired through March 2003. Capitalized leases included in property and equipment amounted to approximately $45,600, before accumulated depreciation of $42,088 and $33,678 as of November 30, 2003 and 2002, respectively. Minimum future obligations under the operating lease as of November 30, 2003 is as follows:

                  Year ending
                 November 30,
                 ------------

                    2004                             88,102
                    2005                             90,745
                    2006                             93,467
                    2007                             96,271
                    2008                             99,160
                    Thereafter                           --
                                                  ----------
          Total minimum lease payments            $ 467,745
                                                  ==========

Rent expense under the non-cancelable operating lease was $84,685 and $81,518 for the years ended November 30, 2003 and 2002, respectively.

During 2001, the Company obtained a $100,000 line of credit from a financial institution bearing interest at prime (4% at November 30, 2003) plus 1%. As of November 30, 2003, there was $0 drawn on the line of credit.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2003 and 2002


NOTE 11 - INCOME TAXES

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of November 30:

                                                       2003             2002
                                                   -------------   -------------
Deferred tax assets

   Net operating loss carryforwards                $  1,340,000    $  1,558,000
   Other                                                 20,000          20,000
                                                   -------------   -------------
     Gross deferred tax assets                        1,360,000       1,578,000
   Less valuation allowance                          (1,360,000)     (1,578,000)
                                                   -------------   -------------
     Net deferred tax assets                       $         --    $         --
                                                   =============   =============

Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance decreased by $218,000 from 2002.

At November 30, 2003, the Company has a federal income tax net operating loss carry forward of approximately $3,808,000. The federal net operating loss carry forwards expire beginning in year 2004 through the year 2023.

At November 30, 2003 the Company has a net operating loss carry forward of approximately $135,000. The California net operating loss carry forwards expire beginning in 2006 through 2008. California has temporarily suspended the utilizations of net operating loss carryforwards.

Use of the Company's net operating loss carry forwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period. Management has not completed an analysis in order to determine whether a cumulative change in ownership of more than 50% has occurred within any three year period.

A reconciliation of the effective tax rates with the federal statutory rate is as follows as of November 30:

                                                          2003           2002
                                                       -----------   -----------
Income tax (benefit) expense at 35% statutory rate     $  (23,700)   $  (37,600)
Change in valuation allowance                            (218,000)       60,000
Nondeductible expenses                                      1,400         2,300
Adjustment to carryforwards                               240,300       (24,700)
State income taxes, net                                     1,600         1,600
                                                       -----------   -----------
                                                       $    1,600    $    1,600
                                                       ===========   ===========