Form 10QSB
period 2004-02-29
WESTBRIDGE RESEARCH GROUP
filed 2004-04-23
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended February 29, 2004

Commission file number 2-92261


                            WESTBRIDGE RESEARCH GROUP

          California                                             95-3769474
          ----------                                             ----------
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


         1150 Joshua Way
         Vista, California                                          92083
         -----------------                                          -----
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number,
including area code:                                            (760) 599-8855
                                                                --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of February 29, 2004.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                      FEBRUARY 29,  NOVEMBER 30,
                                                          2004           2003
                                                       (UNAUDITED)     (AUDITED)
                                                       ----------     ----------

                                     ASSETS
                                     ------


CURRENT ASSETS
Cash                                                   $ 133,189      $ 194,504
Trade accounts receivable, less
     allowance for doubtful accounts of
     $8,870 and $8,870 respectively                      247,034        175,919
Inventories                                              138,489        157,799
Prepaid expenses and other
         current assets                                   42,079         22,758
                                                       ----------     ----------
         Total Current Assets                            560,791        550,980


PROPERTY AND EQUIPMENT                                   575,213        570,101
         Less accumulated depreciation                  (539,765)      (534,641)
                                                       ----------     ----------
                  Net Property and Equipment              35,448         35,460


INTANGIBLE ASSET                                         151,600        151,600
LONG TERM ACCOUNTS RECEIVABLE, net                       130,000        130,000
                                                       ----------     ----------
TOTAL ASSETS                                           $ 877,839      $ 868,040
                                                       ==========     ==========



     See accompanying notes to consolidated condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                   FEBRUARY 29,     NOVEMBER 30,
                                                      2004             2003
                                                  (UNAUDITED)        (AUDITED)
                                                   ------------     ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable                                   $   100,425      $    62,368
Accrued expenses                                        46,859           56,612
Current portion of long-term debt                       24,751           25,302
Current portion of notes payable,
     related parties                                   192,299          189,241
                                                   ------------     ------------

TOTAL LIABILITIES                                      364,334          333,523
                                                   ------------     ------------

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares              8,479,854        8,479,854

Paid in Capital:                                        95,000           95,000
Accumulated deficit                                 (8,061,349)      (8,040,337)
                                                   ------------     ------------
         TOTAL SHAREHOLDERS' EQUITY                    513,505          534,517
                                                   ------------     ------------
         TOTAL LIABILITIES &
         SHAREHOLDERS' EQUITY                      $   877,839      $   868,040
                                                   ============     ============


     See accompanying notes to consolidated condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                    FEBRUARY 29,    FEBRUARY 28,
                                                       2004             2003
                                                    ------------    ------------

NET SALES                                           $   292,867     $   179,691

COST OF SALES                                           108,625          53,572
                                                    ------------    ------------
GROSS PROFIT                                            184,242         126,119
                                                    ------------    ------------

OPERATING EXPENSES
      Research and development                           31,527          37,749
      Selling                                           107,903         105,935
      General and administration                         60,580          51,705
                                                    ------------    ------------
      TOTAL OPERATING EXPENSES                          200,010         195,389
                                                    ------------    ------------
      Operating loss                                    (15,768)        (69,270)

OTHER INCOME (EXPENSE)
      Interest expense                                   (3,871)         (4,887)
      Interest income                                       226             634
                                                    ------------    ------------
Loss before income taxes                                (19,413)        (73,523)

 Provision for income taxes                              (1,600)             --
                                                    ------------    ------------
      Net Loss                                      $   (21,013)    $   (73,523)
                                                    ============    ============

Basic and diluted earnings per common share         $      (.01)    $      (.03)
                                                    ============    ============
Weighted average shares outstanding                   2,103,438       2,103,438
                                                    ============    ============



     See accompanying notes to consolidated condensed financial statements.

                      WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                      FEBRUARY 29,     FEBRUARY 28,
                                                          2004             2003
                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $    (21,013)   $    (73,523)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                           5,124           9,544
     Changes in Operating Assets and Liabilities:
        Increase in trade accounts receivable              (71,115)        (27,640)
        Decrease [Increase] in inventories                  19,310         (44,873)
        Increase in prepaid expenses                       (19,321)        (17,960)
        Increase in accounts payable                        38,507          33,948
        Decrease in accrued liabilities                    (10,203)         (6,635)
                                                      -------------   -------------
Net cash provided by [used in] operating activities        (58,711)       (127,140)
                                                      -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (5,111)             --
                                                      -------------   -------------
Net cash used in investing activities                       (5,111)             --
                                                      -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                           --          (2,396)
Interest addition on notes payable and notes
    payable related parties                                  3,482              --
Payments on notes payable and notes payable-
     related parties                                          (975)         (6,265)
                                                      -------------   -------------

Net Cash provided by [used in] financing activities          2,507          (8,661)
                                                      -------------   -------------
DECREASE IN CASH                                           (61,315)       (135,801)

CASH AT BEGINNING OF PERIOD                                194,504         269,037
                                                      -------------   -------------
CASH AT END OF PERIOD                                 $    133,189    $    133,236
                                                      =============   =============


                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.    BASIS OF PRESENTATION:

            The consolidated condensed balance sheet as of February 29, 2004, the consolidated condensed statements of operations for the three-month periods ended February 29, 2004, and February 28, 2003, respectively, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2003 Annual Report on Form 10-KSB filed March 14, 2004. The results of operations for the quarter ended February 29, 2004, are not necessarily indicative of the operating results for the full year.

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

      Shipping and Handling Costs
      ---------------------------

      The consolidated condensed financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," which was effective in the fourth quarter of fiscal 2000. Consistent with EITF 00-10, the Company has historically classified income from freight charges to customers as "Agricultural product sales" The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $9,100 and approximately $3,700 for the quarters ended February 29, 2004 and February 28, 2003, respectively.

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

      Stock Based Compensation
      ------------------------

      The Company has elected to account for nonqualified grants and grants under its 1994 and 2001 Stock Option Plans following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the periods ended February 29, 2004 and February 28, 2003. Under SFAS 123, the fair value of each option granted during the periods ended February 29, 2004 and February 28, 2003 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS 123, reported net (loss) income and (loss) earnings per common share would have been as follows:

                                                        Three Months   Three Months
                                                        Feb. 29, 2004  Feb. 28, 2003
                                                        -------------  -------------
      Net loss:
         As reported                                    $    (21,013)  $    (73,523)

      Add:   Stock based compensation
             Included in reported net
             income, net of related tax
             effects.                                             --             --

      Deduct:   Total stock based employee
             compensation expense determined
             under fair value method, net of
             related tax effects.                       $         --   $       (356)

      Proforma                                          $         --   $    (73,879)

      Basic and diluted net income (loss) per share:
         Basic:    As reported                          $       (.01)  $       (.03)
                   Proforma                             $       (.01)  $       (.04)
         Diluted:  As reported                          $       (.01)  $       (.03)
                   Proforma                             $       (.01)  $       (.04)


B.    RECLASSIFICATION:

            In accordance with Emerging Issues Task Force statement 00-10 (EITF 00-10), the Company has reclassified amounts paid by customers for shipping and handling from cost of sales to revenues. For the three month period ended February 28, 2003 this reclassification amounted to $3,702.

C.    SUBSEQUENT EVENTS:

            None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

         Net product sales for the first quarter of fiscal 2004 were $292,867, representing an increase of 63% over the same period in 2003. This increase is primarily due to a substantial increase in sales to new distributors acquired in 2003, foreign as well as domestic.

         Cost of sales as a percentage of net sales increased to 37% for the quarter ended February 29, 2004 as compared with 30% for the same period in the prior year. This increase is primarily due to the majority of the first quarter sales mix being more of the Company's lower margin products.

         Operating expenses for the three month period ended February 29, 2004 increased by 2%, or $4,621, from the same period in the prior year.

         Research and development expenses decreased by $6,222, or 16% over the prior year's first quarter. This decrease is primarily due to a decrease in salaries allocated to research and development.

         Selling expenses, as a percentage of net sales for the three month period ended February 29, 2004, decreased to approximately 37% compared with 59% for the same period in the prior year. This decrease is primarily due to the increase in sales while selling expenses remained constant.

         General and administrative expenses during the three month period ended February 29, 2004 increased by $8,875 or 17%, compared with the same period in the prior year. This increase is primarily due to an increase in general and administrative salaries.

         Net loss for the quarter ended February 29, 2004 was $21,013 or $.01 per common share compared with a net loss of $73,523, or $.03 per common share for the same period in the prior year.

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

         Working capital was $196,457 at February 29, 2004, down from $217,457 at November 30, 2003.

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



                                             WESTBRIDGE RESEARCH GROUP
                                             (Registrant)

                                             /s/ Christine Koenemann
                                             -----------------------------------
                                             Christine Koenemann, President
                                             Principal Executive Officer
                                             Principal Financial Officer



Date:  April 19, 2004

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


Date: April 19, 2004                            By: /s/ Christine Koenemann
                                                    ----------------------------
                                                Christine Koenemann
                                                Principal Executive Officer
                                                Principal Financial Officer