Form 10QSB
period 2004-05-31
WESTBRIDGE RESEARCH GROUP
filed 2004-07-15
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended May 31, 2004

Commission file number 2-92261


                            WESTBRIDGE RESEARCH GROUP
                            -------------------------

              California                                     95-3769474
----------------------------------------                 -------------------
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                     Identification No.)


            1150 Joshua Way
           Vista, California                                    92083
-------------------------------------------                 -------------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number,
including area code:                                       (760) 599-8855
                                                           --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of May 31, 2004.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                       MAY 31,      NOVEMBER 30,
                                                        2004           2003
                                                     (UNAUDITED)     (AUDITED)
                                                     -----------    -----------

                                     ASSETS
                                     ------


CURRENT ASSETS
Cash                                                 $  282,142      $  194,504
Trade accounts receivable, less
     allowance for doubtful accounts of
     $8,870 and $8,870 respectively                     264,626         175,919
Inventories                                             144,055         157,799
Prepaid expenses and other
         current assets                                  36,614          22,758
                                                     -----------     -----------

         Total Current Assets                           727,437         550,980


PROPERTY AND EQUIPMENT                                  575,213         570,101
         Less accumulated depreciation                 [544,889]       [534,641]
                                                     -----------     -----------

                  Net Property and Equipment             30,324          35,460


INTANGIBLE ASSET                                        151,600         151,600
LONG TERM ACCOUNTS RECEIVABLE, net                      130,000         130,000
                                                     -----------     -----------

TOTAL ASSETS                                         $1,039,361      $  868,040
                                                     ===========     ===========




                     See accompanying notes to consolidated
                        condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                      MAY 31,       NOVEMBER 30,
                                                       2004            2003
                                                    (UNAUDITED)      (AUDITED)
                                                    -----------     -----------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
Accounts payable                                   $  120,153        $   62,368
Accrued expenses                                       64,499            56,612
Current portion of long-term debt                      23,852            25,302
Current portion of notes payable,
     related parties                                  192,715           189,241
                                                   -----------       -----------


TOTAL CURRENT LIABILITIES                             401,219           333,523
                                                   -----------       -----------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares             8,479,854         8,479,854

Paid in Capital:                                       95,000            95,000
Accumulated deficit                                [7,936,712]       [8,040,337]
                                                   -----------       -----------

         TOTAL SHAREHOLDERS' EQUITY                   638,142           534,517
                                                   -----------       -----------

         TOTAL LIABILITIES &
         SHAREHOLDERS' EQUITY                      $1,039,361        $  868,040
                                                   ===========       ===========



                     See accompanying notes to consolidated
                        condensed financial statements.



                                   WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                  THREE MONTHS                   SIX MONTHS
                                                  ENDED MAY 31                  ENDED MAY 31
                                            2004             2003            2004            2003
                                         -----------     -----------     -----------     -----------
NET SALES                                $  545,096      $  449,461      $  837,963      $  629,151

COST OF SALES                               185,553         167,016         294,178         220,587
                                         -----------     -----------     -----------     -----------

GROSS PROFIT                                359,543         282,445         543,785         408,564
                                         -----------     -----------     -----------     -----------

OPERATING EXPENSES
    Research and development                 32,671          35,672          64,198          73,421
    Selling                                 134,483         104,327         242,386         210,262
    General and administration               64,366          63,487         124,946         115,192
                                         -----------     -----------     -----------     -----------
    TOTAL OPERATING EXPENSES                231,520         203,486         431,530         398,875
                                         -----------     -----------     -----------     -----------

    Operating income                        128,023          78,959         112,255           9,689

OTHER INCOME (EXPENSE)
    Interest expense                        [3,846]         [5,128]         [7,717]        [10,015]
    Interest income                             211             193             437             827
    Other income                                250              56             250              56
                                         -----------     -----------     -----------     -----------

    Income before income taxes              124,638          74,080         105,225             557

Provision for income taxes                       --              --         [1,600]              --
                                         -----------     -----------     -----------     -----------

     Net income                          $  124,638      $   74,080      $  103,625      $      557
                                         ===========     ===========     ===========     ===========

Basic earnings per common share          $      .06      $      .04      $      .05      $      .00
                                         ===========     ===========     ===========     ===========

Weighted average shares outstanding       2,103,438       2,103,438       2,103,438       2,103,438
                                         ===========     ===========     ===========     ===========

Diluted earnings per common share        $      .05      $      .03      $      .04      $      .00
                                         ===========     ===========     ===========     ===========

Weighted average shares, options
     and warrants outstanding             2,335,638       2,162,538       2,338,138       2,218,701
                                         ===========     ===========     ===========     ===========



                                    See accompanying notes to consolidated
                                       condensed financial statements.



                              WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                             (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                  MAY 31,         MAY 31,
                                                                   2004            2003
                                                            --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $     103,625     $         557

Adjustments to reconcile net income to net cash provided by [used in] operating activities:

Depreciation and amortization                                      10,248            19,086

Changes in Operating Assets and Liabilities:

      Increase in trade accounts receivable                       [88,708]          [70,562]
      Decrease [increase] in inventories                           13,744           [14,950]
      Increase in prepaid expenses                                [13,856]          [17,226]
      Increase in accounts payable                                 58,235            27,198
      Increase [decrease] in accrued liabilities                    7,437           [10,699]
                                                            --------------    --------------

Net cash provided by [used in] operating activities                90,725           [66,596]
                                                            --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                 [5,111]           [7,381]
                                                            --------------    --------------

Net cash used in investing activities                              [5,111]           [7,381]
                                                            --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                                  --            [2,396]
Borrowings on notes payable related parties                         3,474                --
Payments on short term debt                                        [1,450]          [12,572]
                                                            --------------    --------------

Net cash provided by [used in] financing activities                 2,024           [14,968]
                                                            --------------    --------------

INCREASE [DECREASE] IN CASH                                        87,638           [88,945]

CASH AT BEGINNING OF PERIOD                                       194,504           269,037
                                                            --------------    --------------

CASH AT END OF PERIOD                                       $     282,142     $     180,092
                                                            ==============    ==============



                                See accompanying notes to consolidated
                                  condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION:

     The consolidated condensed balance sheet as of May 31, 2004, the consolidated condensed statements of operations for the six-month periods ended May 31, 2004, and 2003, respectively, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2003 Annual Report on Form 10-KSB, filed March 14, 2004. The results of operations for the quarter ended May 31, 2004, are not necessarily indicative of the operating results for the full year.


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

     Shipping and Handling Costs
     ---------------------------

     The consolidated condensed financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," which was effective in the fourth quarter of fiscal 2000. Consistent with EITF 00-10, the Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $15,000 and approximately $14,800 for the three month periods ended May 31, 2004 and May 31, 2003, respectively. Shipping and handling costs for the six month periods ended May 31, 2004 and May 31, 2003 were approximately $24,100 and $18,500, respectively.

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

      Stock Based Compensation
      ------------------------

      The Company has elected to account for nonqualified grants and grants under its 1994 and 2001 Stock Option Plans following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the periods ended May 31, 2004 and 2003. Under SFAS 123, the fair value of each option granted during the periods ended May 31, 2004 and 2003 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS 123, reported net (loss) income and (loss) earnings per common share would have been as follows:

                                                        Three Months   Three Months    Six Months     Six Months
                                                        May 31, 2004   May 31, 2003   May 31, 2004   May 31, 2003
                                                        ------------   ------------   ------------   ------------
      Net income:
         As reported                                      $ 124,638      $   74,080     $  103,625      $      557

      Add:   Stock based compensation
             Included in reported net
             income, net of related tax
             effects.                                            --              --             --              --

      Deduct:   Total stock based employee
             compensation expense determined
             under fair value method, net of
             related tax effects.                         $      --      $   (2,180)    $       --      $   (2,481)

      Proforma                                            $ 124,638      $   71,900     $  103,625      $   (1,924)

      Basic and diluted net income (loss) per share:
         Basic:    As reported                            $     .06      $      .04     $      .05      $      .00
                   Proforma                               $     .06      $      .03     $      .05      $      .00
         Diluted:  As reported                            $     .05      $      .03     $      .04      $      .00
                   Proforma                               $     .05      $      .03     $      .04      $      .00


B.       RECLASSIFICATION:

              None


C.       SUBSEQUENT EVENTS:

              None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

         Net sales for the three month period ended May 31, 2004 were $545,096, representing a 21% increase from the same period in the prior year. For the six month period ended May 31, 2004, sales were $837,963 and represents an increase of 33% from the prior year's sales of $629,151. These increases are primarily due to a substantial increase in sales to new distributors, foreign as well as domestic.

         Cost of sales as a percentage of net sales decreased to 34% for the quarter ended May 31, 2004 as compared with 37% for the same period in the prior year. For the six month period ended May 31, 2004, cost of sales as a percentage of net sales remained at 35% when compared with the prior year.

         Operating expenses for the three and six month periods ended May 31, 2004 increased 14% and 8%, respectively, compared with the same periods in the prior year. These increases are primarily related to selling expenses as discussed below.

         Research and development expenses for the three and six month periods ended May 31, 2004 decreased 8% and 13%, respectively, compared with the same periods in the prior year. The decrease is primarily due to a reduction in salaries allocated to research and development..

         Selling expenses for the three and six month periods ended May 31, 2004 increased 29% to $134,483 and increased 15% to $242,386 respectively compared with the same periods in the prior year. These increases are primarily due to increased commission expense and consulting expenses.

         General and administrative expenses in the three and six month periods ended May 31, 2004 increased by $879 or 1%, and $9,754 or 9%, respectively, when compared with the same periods in the prior year. The six month increase is primarily due to an increase in general and administrative salaries.

         Net income for the quarter ended May 31, 2004 was $124,638 as compared with net income of $74,080, for the same period in the prior year. As a result, basic earnings per share increased to $.05 for the six months ended May 31, 2004 compared with $.00 per share for the six months ended May 31, 2003.

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

         Working capital was $326,218 at May 31, 2004, an increase from $217,457 at November 30, 2003 .

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



Date:  July 15, 2004