Form 10QSB
period 2004-08-31
WESTBRIDGE RESEARCH GROUP
filed 2004-10-20
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended August 31, 2004

Commission file number 2-92261


                            WESTBRIDGE RESEARCH GROUP
                            -------------------------

           California                                             95-3769474
---------------------------------                            -------------------
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


          1150 Joshua Way
         Vista, California                                           92083
---------------------------------------                           -------------
(Address of principal executive office)                            (Zip Code)

Registrant's telephone number,
including area code:                                             (760) 599-8855
                                                                 --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of August 31, 2004.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                      AUGUST 31,    NOVEMBER 30,
                                                        2004            2003
                                                     (UNAUDITED)      (AUDITED)
                                                    ------------    ------------

                                     ASSETS
                                     ------


CURRENT ASSETS
Cash                                                $   295,625     $   194,504
Trade accounts receivable, less
     allowance for doubtful accounts of
     $8,870 and $8,870 respectively                     231,092         175,919
Inventories                                             132,140         157,799
Prepaid expenses and other
         current assets                                  31,040          22,758
                                                    ------------    ------------

         Total Current Assets                           689,897         550,980


PROPERTY AND EQUIPMENT                                  584,713         570,101
         Less accumulated depreciation                 (550,013)       (534,641)
                                                    ------------    ------------

                  Net Property and Equipment             34,700          35,460


INTANGIBLE ASSET                                        151,600         151,600
LONG TERM ACCOUNTS RECEIVABLE, net                      130,000         130,000
                                                    ------------    ------------

TOTAL ASSETS                                        $ 1,006,197     $   868,040
                                                    ============    ============



                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                    AUGUST 31,      NOVEMBER 30,
                                                      2004              2003
                                                   (UNAUDITED)        (AUDITED)
                                                   ------------     ------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
Accounts payable                                   $    48,650      $    62,368
Accrued expenses                                        64,382           56,612
Current portion of long-term debt                       22,278           25,302
Current portion of notes payable,
     related parties                                   187,778          189,241
                                                   ------------     ------------


TOTAL CURRENT LIABILITIES                              323,088          333,523
                                                   ------------     ------------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares              8,479,854        8,479,854

Paid in Capital:                                        95,000           95,000
Accumulated deficit                                 (7,891,745)      (8,040,337)
                                                   ------------     ------------

         TOTAL SHAREHOLDERS' EQUITY                    683,109          534,517
                                                   ------------     ------------

         TOTAL LIABILITIES &
         SHAREHOLDERS' EQUITY                      $ 1,006,197      $   868,040
                                                   ============     ============



                     See accompanying notes to consolidated
                         condensed financial statements.


                            WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                              THREE MONTHS                  NINE MONTHS
                                            ENDED AUGUST 31               ENDED AUGUST 31
                                           2004           2003           2004           2003
                                       ------------   ------------   ------------   ------------

NET SALES                              $   436,452    $   344,400    $ 1,274,415    $   973,551

COST OF SALES                              177,392        138,609        471,570        359,196
                                       ------------   ------------   ------------   ------------

GROSS PROFIT                               259,060        205,791        802,845        614,355
                                       ------------   ------------   ------------   ------------

OPERATING EXPENSES
   Research and development                 32,393         30,831         96,591        104,252
   Selling                                 109,048        101,632        351,434        311,894
   General and administration               67,315         71,721        192,261        186,913
                                       ------------   ------------   ------------   ------------
TOTAL OPERATING EXPENSES                   208,756        204,184        640,286        603,059
                                       ------------   ------------   ------------   ------------

   Operating income                         50,304          1,607        162,559         11,296


OTHER INCOME (EXPENSE)
   Interest expense                         (4,324)        (4,280)       (12,041)       (14,295)
   Interest income                             587            401          1,024          1,228
   Other income (expense)                   (1,600)           (42)        (1,350)            14
                                       ------------   ------------   ------------   ------------
   Profit [loss] before income taxes        44,967         (2,314)       150,192         (1,757)

Provision for income taxes                      --          1,600          1,600          1,600
                                       ------------   ------------   ------------   ------------

   Net profit (loss)                   $    44,967    $    (3,914)   $   148,592    $    (3,357)
                                       ============   ============   ============   ============
Basic earnings per common share        $       .02    $       .00    $       .07    $       .00
                                       ============   ============   ============   ============

Weighted average shares outstanding      2,103,438      2,103,438      2,103,438      2,103,438
                                       ============   ============   ============   ============

Diluted earnings per common share      $       .02    $       .00    $       .07    $       .00
                                       ============   ============   ============   ============

Weighted average shares, options
   and warrants outstanding              2,161,488      2,103,438      2,277,583      2,103,438
                                       ============   ============   ============   ============


                             See accompanying notes to consolidated
                                 condensed financial statements

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                         AUGUST 31,   AUGUST 31,
                                                            2004         2003
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $ 148,592    $  (3,357)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                               15,372       28,629

Changes in Operating Assets and Liabilities:

      (Increase) decrease in trade accounts receivable     (55,173)       3,051
      Decrease (increase) in inventories                    25,659      (19,657)
      Increase in prepaid expenses                          (8,283)      (8,162)
      (Decrease) increase in accounts payable              (13,268)      25,993
      Increase (decrease) in accrued liabilities             7,320       (4,458)
                                                         ----------   ----------

Net cash provided by operating activities                  120,219       22,039
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                         (14,611)      (9,809)
                                                         ----------   ----------

Net cash used in investing activities                      (14,611)      (9,809)
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                           --       (2,396)
Payments on short term debt and notes payable
     Related parties                                        (4,487)     (12,926)
                                                         ----------   ----------

Net cash used in financing activities                       (4,487)     (15,322)
                                                         ----------   ----------

INCREASE [DECREASE] IN CASH                                101,121       (3,092)

CASH AT BEGINNING OF PERIOD                                194,504      269,037
                                                         ----------   ----------

CASH AT END OF PERIOD                                    $ 295,625    $ 265,945
                                                         ==========   ==========



                     See accompanying notes to consolidated
                        condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION:

              The consolidated condensed balance sheet as of August 31, 2004, the consolidated condensed statements of operations for the nine-month periods ended August 31, 2004, and 2003, respectively, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2003 Annual Report on Form 10-KSB, filed March 14, 2004. The results of operations for the quarter ended August 31, 2004, are not necessarily indicative of the operating results for the full year.

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

       Shipping and Handling Costs
       ---------------------------

       The consolidated condensed financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," which was effective in the fourth quarter of fiscal 2000. Consistent with EITF 00-10, the Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $12,100 and approximately $11,000 for the three month periods ended August 31, 2004 and August 31, 2003, respectively. Shipping and handling costs for the nine month periods ended August 31, 2004 and August 31, 2003 were approximately $54,800 and $64,400, respectively.

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

      Stock Based Compensation
      ------------------------

      The Company has elected to account for nonqualified grants and grants under its 1994 and 2001 Stock Option Plans following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the periods ended August 31, 2004 and 2003. Under SFAS 123, the fair value of each option granted during the periods ended August 31, 2004 and 2003 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS 123, reported net (loss) income and (loss) earnings per common share would have been as follows:

                                                         Three Months    Three Months   Nine Months     Nine Months
                                                         Aug 31, 2004    Aug 31, 2003   Aug 31, 2004   Aug 31, 2003
                                                          ------------   ------------   ------------   ------------
      Net income:
         As reported                                      $    44,967    $    (3,914)   $   148,592    $    (3,357)

      Add:   Stock based compensation
             Included in reported net
             income, net of related tax
             effects.                                              --             --             --             --

      Deduct:   Total stock based employee
             compensation expense determined
             under fair value method, net of
             related tax effects.                         $        --    $      (301)   $        --    $    (2,782)

      Proforma                                            $    44,967    $    (4,215)   $   148,592    $    (6,139)

      Basic and diluted net income (loss) per share:
         Basic:    As reported                            $       .00    $       .00    $       .00     $      .00
                   Proforma                               $       .00    $       .00    $       .00     $      .00
         Diluted:  As reported                            $       .00    $       .00    $       .00     $      .00
                   Proforma                               $       .00    $       .00    $       .00     $      .00

B.       RECLASSIFICATION:

              None

C.       SUBSEQUENT EVENTS:

              None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

         Net sales for the three month period ended August 31, 2004 were $436,452, representing a 27% increase from $344,400 for the same period in the prior year. For the nine month period ended August 31, 2004, sales were $1,274,415 and represents an increase of 31% from $973,551 in the prior year. This increase is primarily due to expanded sales to a foreign distributor.

         Cost of sales as a percentage of net sales increased to 41% from 40% for the quarter ended August 31, 2004 when compared with the same period in the prior year. For the nine month period ended August 31, 2004, cost of sales as a percentage of net sales remained at 37% compared with the prior year.

         Operating expenses for the three month period ended August 31, 2004 increased 2% and 6% for the nine month period ended August 31, 2004.

         Research and development expenses as a percentage of net sales for the three and nine month periods ended August 31, 2004 were 7% and 8% respectively, compared with 9% and 11% for the same periods in the prior year. This decrease is primarily due to reduced depreciation expense as assets became fully depreciated in 2003 and during the first part of 2004.

         Selling expenses during the three month period ended August 31, 2004 increased 7%, and increased 13% for the nine month period ended August 31, 2004 when compared with the same periods in the prior year. These increases are due to increased commission expense with the addition of a commission only salesperson during May, 2004, the addition of a part-time sales consultant and an increase in registration fees for sales expansion in additional states.

         General and administrative expenses in the three month period ended August 31, 2004 decreased by $4,406 or 6%, and decreased $5,348 or 3% for the nine month period ended August 31, 2004 when compared with the same periods in the prior year. This decrease is primarily to reduced legal expenses.

         Net profit for the quarter ended August 31, 2004 was $44,967 as compared with net loss of $3,914, for the same period in the prior year.

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

         Working capital was $366,809 at August 31, 2004, an increase from $217,457 at November 30, 2003.

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



                                            WESTBRIDGE RESEARCH GROUP
                                                  (Registrant)

                                            /s/ Christine Koenemann
                                            ------------------------------------
                                            Christine Koenemann, President
                                            Principal Executive Officer
                                            Principal Financial Officer



Date:  October 20, 2004