Form 10KSB
period 2004-11-30
WESTBRIDGE RESEARCH GROUP
filed 2005-03-15
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended November 30, 2004
                                       OR

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

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $1,443,698.

         The aggregate market value of the voting and non-voting equity held by nonaffiliates of the registrant as of February 28, 2005, (computed by reference to the price at which the Common Stock was most recently sold) was approximately $1,934,773. This computation excludes a total of 2,700 shares held by certain executive officers and directors of Issuer who may be deemed to be affiliates of Issuer under applicable rules of the Securities and Exchange Commission.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

         As of February 28, 2005, there were 2,103,438 shares of the Issuer's Common Stock outstanding.

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

         The Company also manufactures and markets a nematode suppressant called SUPPRESS(R). SUPPRESS(R) does not kill the parasitic nematode directly; instead it interferes with the ability of the nematode to penetrate the plant roots. SUPPRESS(R) is composed of, nontoxic naturally occurring plant growth regulators that activate the plants natural defenses.

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

         Research and development expenses for fiscal years 2004 and 2003, respectively, were $127,360 and $134,739.

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

MARKETING
---------

         The Company uses a small number of key regional and national distributors for reaching the U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company is dependent upon two domestic customers and two foreign customers whose purchases amounted to 37% of the Company's agricultural product sales in 2004. Sales to these customers amounted to 33% in 2003.

MANUFACTURING
-------------

         All of the Company's proprietary formulations and finished products are manufactured at its Vista, California facility.

LICENSES
--------

         The Company had a license agreement with Westbridge Biosystems Ltd., a California limited partnership (the "Partnership"), for the base technology used in many of its products. Refer to Exhibit 10(o) Biosystems License Agreement, incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1989. On September 30, 1996, the Company and the Partnership amended the terms of the agreement. Under the terms of the amended agreement, the Company forgave its entire remaining note receivable balance of $195,942 from the Partnership in exchange for a restructuring of royalty fees and the term over which royalities were due the Partnership. Accordingly, the forgiven note balance was recorded as prepaid royalties and was initially amortized on a straight-line basis over the term of the amended licensing agreement. Under the amended licensing agreement, the Company was required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of Gross Sales. Refer to exhibit 10(u), amended Biosystems License Agreement, of the Company's Annual Report or Form 10-KSB for the fiscal year ended November 30, 1996. Effective December 1, 1998 the Company and the Partnership agreed to remove the Company as a limited partner of the Partnership in exchange for a reduced royalty payment of 2% and a change in the buyout provision. Effective April 1, 2002, the Company exercised its buyout option under the provisions of the Development Agreement and the Licensing Agreement for a payment of $64,000. The execution of this buyout option terminates and completes all obligations and rights between the two parties. The Company has capitalized this amount along with its remaining unamortized prepaid royalties as intangible assets not subject to amortization under the guidance of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

SEASONALITY
-----------

         Agricultural product sales are typically seasonal in nature with heavier sales in the spring months. The Company is seeking to temper the seasonality of its agronomic sales by marketing its products in Latin American countries which typically produces sales in January, February and March of each year.

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

EMPLOYEES
---------

         At November 30, 2004, the Company had 7 employees, 5 full-time, 2 part time. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

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

         Rent expense for the years ending November 30, 2004 and 2003 was $87,466 and $84,685, respectively.

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

(b) APPROXIMATE NUMBER OF HOLDERS FOR COMMON STOCK. The approximate number of record holders of Company's Common Stock as of November 30, 2004, was 722.

(c) DIVIDENDS. The Company has paid no dividends. There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends. The Company does not expect to pay dividends in the foreseeable future.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Fiscal Year 2004 Compared to Fiscal Year 2003
---------------------------------------------

         Total product sales were $1,443,698 in fiscal 2004 compared with $1,209,794 in fiscal 2003, an increase of approximately 19%. Prices for the Company's existing products remained stable during fiscal 2004. Production by gallons was 77,984 in 2004 and 64,682 in 2003, an increase of approximately 21%. The sales increase was primarily due to an increase in sales to 2 international distributors and a domestic grower.

         Cost of sales as a percentage of total product sales increased to approximately 39% or $569,072 in fiscal 2004 as compared with 37% or $442,163 in fiscal 2003. This increase is primarily due to increased sales, additional labor costs and increased freight costs in connection with the rise in gasoline prices.

         Research and development expenses decreased approximately 5%, or $7,379, to $127,360 in fiscal 2004 from $134,739 in fiscal 2003.

         Selling expenses decreased to approximately 31% of product sales for fiscal 2004 from approximately 35% of product sales for fiscal year 2003. This decrease is primarily due to the increase in sales to current customers without added selling expenses from the previous year.

         General and administrative expenses increased by $1,666 in fiscal 2004 from $261,904 in fiscal 2003.

         Interest expense decreased to $16,301 for fiscal 2004, from $18,373 for fiscal 2003. This decrease is primarily due to the normal paydown of the Company's installment loans.

         Net income for fiscal 2004 was $11,967 compared with a net loss of $67,711 in fiscal 2003. The increase in net income is primarily due to increased sales during fiscal 2004.

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

         The net loss for fiscal 2003 was $67,711 compared with net loss of $107,407 in fiscal 2002. The decrease in net loss is primarily due to increased sales during fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Net working capital increased to $441,061 in fiscal year 2004 compared to $217,457 in fiscal year 2003 primarily due to the extension of the notes payable to related parties to September, 2006.

         Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.

                          ITEM 7. FINANCIAL STATEMENTS

         Exhibit A, "Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm" is incorporated herein by reference.


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


                                    PART III

                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                               OF THE EXCHANGE ACT

         The executive officers and directors of the Company, as of November 30,2004, were as follows:

                                         PRINCIPAL OCCUPATION AND BUSINESS                            YEAR FIRST
NAME                        AGE          EXPERIENCE DURING THE PAST FIVE YEARS                      BECAME DIRECTOR
----                        ---          -------------------------------------                      ---------------

Christine Koenemann         51           Christine Koenemann was elected President                         1995
                                         and appointed as a Director of the Company on
                                         March 2, 1995. She has worked for the Company
                                         for the past 20 years in varying positions including
                                         Operations Manager, Shareholder Relations Liaison,
                                         Director of Administration, and Assistant Treasurer.
                                         She attended Indiana University School of Business
                                         and worked in retail management for five years.

William Fruehling           64           Mr. Fruehling was appointed to the Board of Directors             1997
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

                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate remuneration paid in fiscal 2004:

         Name of Individual          Capacities in which            Aggregate
         or Identity of Group        Remuneration is Received       Remuneration
         --------------------        ------------------------       ------------

         Christine Koenemann         President                      $   85,000

         All Executive Officers                                     $   85,000
         as a group (1 person)


         During fiscal 2000 and 2001 the Company granted non-qualified stock options to acquire 30,000 shares, 15,000 each year, at $1.00 per share to members of the Board of Directors for services rendered. These options immediately vest upon grant and expire December 2004 and 2005 respectively. Of these options, 20,000 are outstanding and exercisable at November 30, 2004.

         During fiscal 2002, 2003 and 2004 the Company granted non-qualified stock options to acquire 15,000, 30,000 and 5,000 shares, respectively, all at $0.25 per share to members of the Board of Directors for services rendered. All of the options immediately vest upon grant. The options issued in fiscal 2002 expire July 2012 and 15,000 of the options issued in fiscal 2003 expire December 2013 and the remaining 15,000 expire November 2014. The options issued in fiscal 2004 expire in November 2014. Due to the retirement of one of the members of the Board of Directors, 5,000 and 10,000 of the options granted in fiscal 2002 and 2003, respectively, expired unexercised in September, 2004. All of the remaining 35,000 options are outstanding and exercisable at November 30, 2004.

         During fiscal 2003, the Company granted non-qualified stock options to acquire 12,000 shares at $0.25 per share to a member of the Board of Directors for advertising services rendered. The options immediately vest upon grant and expire in March, 2013. All of these options remain outstanding and exercisable at November 30, 2004.

Employee Incentive Stock Option Plan
------------------------------------

         During 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 common shares may be granted at fair market value. During fiscal 1997 the Company granted options to acquire 50,000 shares at $0.50 per share to its President. These 50,000 options expired unexercised in April 2002. During the year ended November 30, 2004, no shares had been issued under the 1994 Plan and 20,000 options at an exercise price of $1.00 per share remained outstanding, of which 17,600 were exercisable. No options were exercised during the fiscal year ended November 30, 2004. These options expire through the fiscal year ended November 30, 2005.

         During fiscal 2000 the Company granted non-qualified stock options to acquire 10,000 shares at $1.00 per share to an employee. The options immediately vest upon grant and expire in August 2005. All of these options remain outstanding and exercisable at November 30, 2004.

         During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. During fiscal 2002, the Company granted options to acquire 100,000 shares at $0.25 per share to its President and options to acquire a total of 25,000 shares at $0.25 per share to two employees. The options vest upon grant and expire in July 2012. During fiscal 2003, options to acquire 5,000 shares expired due to the termination of an employee. During fiscal 2004, the Company granted options to acquire 5,000 shares at $0.25 per share to an employee. One third of the options vest upon grant and one-third will vest at the completion of each of the following two years. These options will expire in August, 2014. Options to acquire 119,267 shares remain outstanding and exercisable at November 30, 2004.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 30, 2004, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

                                                                       W/O Exercise
                                           Amount and Nature of         Percent of         Percent of
         Name of Beneficial Owner          Beneficial Ownership         Class (3)          Class (4)
         ------------------------          --------------------         ---------          ---------
         Christine Koenemann                     102,700 (1)               *                  4.7
         1150 Joshua Way
         Vista, CA  92083

         Albert L. Good                          182,300                  8.7                 8.7
         14550 Castle Rock Road
         Salinas, CA  93908

         Kenneth P. Miles                        119,867                  5.7                 5.7
         8 Avenida Andra
         Palm Desert, CA  92260

         William Fruehling                        42,000 (2)               *                  2.0
         5416 Renaissance Avenue
         San Diego, CA  92122

         All Directors & Officers                144,700                   *                  6.4
           as a Group (2 persons)

         * less than 1%

(1) Consists in part of exercisable options to purchase 100,000 shares at $0 .25 per share.

(2) Consists of exercisable options to purchase 15,000 at $1.00 per share and 27,000 shares at $0.25 per share.

(3) Calculated as if no options were exercised and 2,103,438 shares outstanding.

(4) Calculated as if only that (those) shareholder's(s') options/warrants exercisable within 60 days were exercised and no other options/warrants were exercised.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None

                ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following are the fees billed us by our auditors, PKF for services rendered thereby during 2004 and 2003:

                                                       2004               2003
                                                     -------            -------
Audit Fees                                           $16,000            $30,569
Audit Related Fees                                        --                 --
Tax Fees                                               2,500              2,500
All Other Fees                                            --              3,969

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

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K.

(a)      1. The following financial statements of the Company are included in
         Item 7:

         Consolidated Balance Sheets at November 30, 2004 and 2003

         Consolidated Statements of Operations for the two years in the period ended November 30, 2004

         Consolidated Statements of Shareholders' Equity for the two years in the period ended November 30, 2004

         Consolidated Statements of Cash Flows for the two years in the period ended November 30, 2004

         Notes to Consolidated Financial Statements.

(b) One Form 8-K was filed during the last quarter of the period covered by this report. See exhibit 10(y).

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

                  10(x) Westbridge Research Group 2001 Stock Option Plan filed herewith.

                  10(y) Form 8-K, filed on November 5, 2004, disclosing the resignation of two members of the Board of Directors.

                  10(z) Form 8-K disclosing the election of Mark Cole as a member of The Board of Directors filed with the Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2005.

                                               WESTBRIDGE RESEARCH GROUP

                                               By /s/ Christine Koenemann
                                                  ------------------------------
                                                  Christine Koenemann, President
                                                  Principal Executive Officer
                                                  Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            SIGNATURE                    TITLE                        DATE
            ---------                    -----                        ----



/s/ Christine Koenemann                 Director                  March 15, 2005
------------------------------
Christine Koenemann


/s/ William Fruehling                   Director                  March 15, 2005
------------------------------
William Fruehling


         Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Issuers which have not registered Securities pursuant to Section 12 of the Act.

         No annual report covering the Issuer's last fiscal year or proxy material has been sent to security holders. An annual report is to be furnished to security holders subsequent to the filing of the annual report on this form.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
AND
                        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                 For The Years Ended November 30, 2004 and 2003

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY


                                TABLE OF CONTENTS
                                -----------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM........................1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets...........................................2 - 3

     Consolidated Statements of Operations ....................................4

     Consolidated Statements of Shareholders' Equity...........................5

     Consolidated Statements of Cash Flows.....................................6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................7 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the "Company") as of November 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
A Professional Corporation



San Diego, California
January 24, 2005

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           November 30, 2004 and 2003


                                     ASSETS
                                     ------

                                                          2004           2003
                                                       ----------     ----------
Current assets:
  Cash and cash equivalents                            $ 231,754      $ 194,504
  Accounts receivable, less allowance of $8,870
    at November 30, 2004 and 2003, respectively          152,538        175,919
  Inventories                                            133,112        157,799
  Prepaid expenses and other current assets               24,867         22,758
                                                       ----------     ----------

             Total current assets                        542,271        550,980
                                                       ----------     ----------

Property and equipment, at cost:
  Machinery and equipment                                245,706        237,351
  Office furniture and fixtures                          319,297        313,040
  Vehicles                                                19,710         19,710
                                                       ----------     ----------

                                                         584,713        570,101

  Less accumulated depreciation                         (556,529)      (534,641)
                                                       ----------     ----------

             Net property and equipment                   28,184         35,460
                                                       ----------     ----------

Long-term account receivable, net                        130,000        130,000
Intangible assets, net                                   151,600        151,600
                                                       ----------     ----------

                                                       $ 852,055      $ 868,040
                                                       ==========     ==========


        The accompanying notes are an integral part of the consolidated financial statements.

                                                                     (Continued)

                                   WESTBRIDGE RESEARCH GROUP
                                         AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS (Continued)
                                   November 30, 2004 and 2003


                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

                                                                      2004             2003
                                                                  ------------     ------------
Current liabilities:
   Accounts payable                                               $    29,556      $    62,368
   Accrued expenses                                                    71,654           56,612
   Current portion of long-term debt                                       --           25,302
   Current portion of notes payable to related parties                     --          189,241
                                                                  ------------     ------------

           Total current liabilities                                  101,210          333,523

Long-term debt, net of current portion                                 21,384               --
Notes payable to related parties, net of current portion              182,977               --
                                                                  ------------     ------------

           Total liabilities                                          305,571          333,523
                                                                  ------------     ------------

Commitments (Note 10)

Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized,
      no shares outstanding in 2004 and 2003                               --               --
   Common stock, no par value, 9,375,000 shares
      authorized, 2,103,438 shares issued and
      outstanding at November 30, 2004 and 2003, respectively       8,479,854        8,479,854
   Paid-in-capital                                                     95,000           95,000
   Accumulated deficit                                             (8,028,370)      (8,040,337)
                                                                  ------------     ------------

           Total shareholders' equity                                 546,484          534,517
                                                                  ------------     ------------

                                                                  $   852,055      $   868,040
                                                                  ============     ============


                The accompanying notes are an integral part of the consolidated financial statements.


                                              -3-

                                   WESTBRIDGE RESEARCH GROUP
                                         AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Years Ended November 30, 2004 and 2003


                                                                    2004               2003
                                                                ------------       ------------
Revenues:
   Agricultural product sales                                   $ 1,443,698        $ 1,209,794
                                                                ------------       ------------

Costs and expenses:
   Cost of sales                                                    569,072            442,163
   Research and development                                         127,360            134,739
   Selling                                                          455,833            421,489
   General and administrative                                       263,570            261,904
                                                                ------------       ------------

     Total costs and expenses                                     1,415,835          1,260,295
                                                                ------------       ------------

     Income (loss) from operations                                   27,863            (50,501)
                                                                ------------       ------------

Other income (expense):
   Interest expense                                                 (16,301)           (18,373)
   Interest income                                                    1,655              1,611
   Other income                                                         350              1,152
                                                                ------------       ------------

     Income (loss) before income taxes                               13,567            (66,111)

Provision for income taxes                                           (1,600)            (1,600)
                                                                ------------       ------------

     Net income (loss)                                          $    11,967        $   (67,711)
                                                                ============       ============


Basic earnings (loss) per common share                          $      0.01        $     (0.03)
                                                                ============       ============

Weighted average shares outstanding                               2,103,438          2,103,438
                                                                ============       ============

Diluted earnings (loss) per common share                        $      0.01        $      N/A
                                                                ============       ============

Weighted average shares and options outstanding                   2,326,655               N/A
                                                                ============       ============


                The accompanying notes are an integral part of the consolidated financial statements.


                                              -4-

                                          WESTBRIDGE RESEARCH GROUP
                                               AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               For the Years Ended November 30, 2004 and 2003


                                   Common                        Paid-in       Accumulated
                                   Stock          Amount         Capital         Deficit           Total
                               ------------    ------------    ------------    ------------     ------------
Balance, November 30, 2002       2,103,438     $ 8,479,854     $    95,000     $(7,972,626)     $   602,228

      Net loss                          --              --              --         (67,711)         (67,711)
                               ------------    ------------    ------------    ------------     ------------

Balance, November 30, 2003       2,103,438       8,479,854          95,000      (8,040,337)         534,517

      Net income                        --              --              --          11,967           11,967
                               ------------    ------------    ------------    ------------     ------------

Balance, November 30, 2004       2,103,438     $ 8,479,854     $    95,000     $(8,028,370)     $   546,484
                               ============    ============    ============    ============     ============


                       The accompanying notes are an integral part of the consolidated financial statements.


                                                    -5-

                                          WESTBRIDGE RESEARCH GROUP
                                               AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS For
                                 the Years Ended November 30, 2004 and 2003


                                                                                  2004               2003
                                                                               ----------         ----------
Cash flows from operating activities:
     Net income (loss)                                                         $  11,967          $ (67,711)
     Adjustments to reconcile net income (loss) to net
        cash flows provided by (used in) operating activities:
           Depreciation                                                           21,888             30,956
           Bad debt expense                                                           --             13,583
                                                                               ----------         ----------
     Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                             23,381            (19,271)
           Decrease (increase) in inventories                                     24,687            (27,160)
           Increase in prepaid expenses
              and other current assets                                            (2,109)            (1,475)
           (Decrease) increase in accounts payable                               (32,812)             6,404
           Increase in accrued expenses                                           15,042             10,485
                                                                               ----------         ----------

                 Net cash flows provided by (used in)
                 operating activities                                             62,044            (54,189)
                                                                               ----------         ----------

Cash flows from investing activities:
     Purchase of property and equipment                                          (14,612)            (7,478)
                                                                               ----------         ----------
                 Net cash flows used in investing activities                     (14,612)             (7,478)
                                                                               ----------         ----------

Cash flows from financing activities:
     Payments on notes payable to related
       parties and long-term debt                                                (10,182)           (10,470)
     Payments on capital lease obligations                                            --             (2,396)
                                                                               ----------         ----------

                 Net cash flows used in financing activities                     (10,182)           (12,866)
                                                                               ----------         ----------

Net increase (decrease) in cash and cash equivalents                              37,250            (74,533)

Cash and cash equivalents at beginning of year                                   194,504            269,037
                                                                               ----------         ----------

Cash and cash equivalents at end of year                                       $ 231,754          $ 194,504
                                                                               ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                  2004               2003
                                                                               ----------         ----------

Cash paid during the year for:
     Interest                                                                  $  23,203          $  12,628
                                                                               ==========         ==========

     Income taxes                                                              $   3,200          $   1,600
                                                                               ==========         ==========


                       The accompanying notes are an integral part of the consolidated financial statements.


                                                    -6-

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization and Business
-------------------------

Westbridge Research Group and Subsidiary (the "Company") was incorporated in California on April 12, 1982 for the acquisition, research, development, manufacturing and marketing of biotechnological products in the agricultural and energy industries.

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

The Company maintains a majority of its bank accounts at one financial institution located in California. The accounts at this one bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At November 30, 2004 and 2003, the Company's uninsured cash balances totaled $49,892 and $9,744, respectively. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Inventories
-----------

Inventories, consisting of agricultural products, are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Advertising
-----------

Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to operations as incurred. Advertising expenses charged to operations totaled $38,405 in 2004 and $44,500 in 2003.

Accounts Receivable and Allowances for Uncollectible Accounts
-------------------------------------------------------------

Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts. The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that balance will not be collected.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

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

Shipping and Handling Costs
---------------------------

The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," which was effective in the fourth quarter of fiscal 2000. Consistent with EITF 00-10, the Company has historically classified income from freight charges to customers as "Agricultural product sales." The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $61,800 and $43,900 in 2004 and 2003, respectively.

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Sales to Major Customers
------------------------

A majority of the Company's domestic sales are concentrated in Washington, California, Arizona and Texas, a majority of the Company's foreign sales are concentrated in Peru and Korea. For the years ended November 30, 2004 and 2003 four customers represented 67% and 54% of accounts receivable, respectively. These four customers sales were as follows:

                                           Percent of Sales
                                           ----------------
                        Customer           2004        2003
                        --------           ----        ----
                      A (Domestic)         7.3%        7.2%
                      B (Domestic)         7.0%       10.8%
                      C (Foreign)         14.0%       11.3%
                      D (Foreign)          8.2%        3.2%

Net Loss Per Share
------------------

Basic loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,326,655 for 2004, and 2,103,438 for 2003. Stock options and warrants, amounting to 235,896, were anti-dilutive for 2003.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                       Years Ended November 30,
                                                           2004         2003
                                                      ------------  ------------
Numerator for earnings (loss) per common share        $    11,967   $   (67,711)
                                                      ------------  ------------

Denominator for basic earnings (loss) per
  common share                                          2,103,438     2,103,438
                                                      ------------  ------------

Effect of dilutive securities                             223,217           N/A
                                                      ------------  ------------

Denominator for diluted earnings (loss) per
  common share                                          2,326,655           N/A
                                                      ------------  ------------

Net income (loss) per common share:
     Basic                                            $      0.01   $     (0.03)
                                                      ============  ============

     Diluted                                          $      0.01   $     N/A
                                                      ============  ============

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

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

Research and Development
------------------------

It is the Company's policy to expense research and development costs when incurred. During the years ended November 30, 2004 and 2003, the Company expensed $127,360 and $134,739, respectively, of research and development costs.

Stock Based Compensation
------------------------

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). The Statement of Financial Accounting Standards (SFAS) no. 148 amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. At November 30, 2004 and 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Under SFAS No.148, the fair value of each option granted during the years ended November 30, 2004 and 2003 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk-free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS No.123, reported net income (loss) and income (loss) per common share would have been as follows:


                                                               For the Year Ended November 30,
                                                                 2004                 2003
                                                               --------            -----------
         Net Income (Loss), as reported                        $11,967             $  (67,711)
         Add back: Stock-based employee
              compensation expense included in reported
              net loss, net of related tax effects                  --                     --
         Deduct: Total stock-based employee
              compensation expenses determined under fair
              value method for all awards, net of related
              tax effects                                           --                     --
                                                               --------            -----------
         Pro forma net income (loss)                           $11,967             $  (67,711)
                                                               ========            ===========
         Earnings per share - basic and diluted:
              As reported                                      $  0.01             $    (0.03)
                                                               ========            ===========
              Pro forma                                        $  0.01             $    (0.03)
                                                               ========            ===========

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Recent Accounting Standards
---------------------------

In November 2004, the FASB issued Statement of Financial Accounting Standards, also referred to as "SFAS" No. 151, INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS AN AMENDMENT OF APB OPINION NO. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R), "SHARE-BASED PAYMENT," ("SFAS No. 123R") a revision to SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." This statement supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company's equity securities. SFAS No. 123R requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The provisions of SFAS No. 123R are effective as of the first interim reporting period beginning after December 15, 2005. The Company currently believes that the adoption of SFAS No. 123R will not have a material impact on its financial position or results of operations.

As of November 30, 2004, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2004 and 2003


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

On September 30, 1996, the Company and the Partnership amended the terms of the Development Agreement and the Licensing Agreement. Under the terms of the amended agreements the Company forgave the entire remaining note receivable balance of $195,942 in exchange for a restructuring of the royalty fees and terms. Accordingly, the forgiven note balance has been recorded as prepaid royalties and initially was being amortized straight line over the term of the amended licensing agreement, through December 31, 2006 (see Note 5). Under the amended licensing agreement the Company is required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of gross sales of products utilizing the licensed technologies. The Company and the Partnership have now changed their relationship to remove the Company as a limited partner of the Partnership, to change the amount of the royalty payable under the licensing agreement to 2% as of December 1, 1998, and to change the buyout provision as called for in the Agreement dated October 1, 1996. During the quarter ended May 31, 2002 the Company exercised its right to purchase the formula, for which the royalty fee was based upon, for $64,000. The Company has determined that the formula is an intangible asset with an indefinite life under SFAS 142 . (See
Note 5).

NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following at November 30:

                                                      2004                2003
                                                   ----------         ----------
Raw materials                                      $  99,739          $ 103,177
Finished goods                                        36,903             58,152
                                                   ----------         ----------

                                                     136,642            161,329
Reserve for obsolescence                              (3,530)            (3,530)
                                                   ----------         ----------

                                                   $ 133,112          $ 157,799
                                                   ==========         ==========

Certain of the Company's raw materials are obtained from a limited number of suppliers.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2004 and 2003


NOTE 4 - LONG-TERM ACCOUNT RECEIVABLE
-------------------------------------

At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings. At November 30, 2004, the land is subject to a Mexican court pending foreclosure sale.

The long term account receivable and related allowance for doubtful accounts at November 30 is as follows:

                                                            2004         2003
                                                         ----------   ----------
            Long-term account receivable                 $ 451,270    $ 451,270
            Allowance for doubtful long-term account      (321,270)    (321,270)
                                                         ----------   ----------

                                                         $ 130,000    $ 130,000
                                                         ==========   ==========
NOTE 5 - INTANGIBLE ASSETS
--------------------------

For the year ended November 30, 2001 the Company reported net purchased formulas and prepaid royalties of $97,176. During 2002 the Company exercised its right to purchase the formula, for which the royalty fee was based upon (Note 2), for $64,000. In 2002 the Company adopted SFAS 142. The adoption of SFAS 142 directed the Company to discontinue amortizing its intangible assets and annually review them for impairment. Management believes the assets have an indefinite life. The value of the unamortized intangibles as of November 30, 2004 and 2003 is $151,600.


NOTE 6 - ACCRUED EXPENSES
-------------------------

Accrued expenses consist of the following at November 30:

                                                       2004               2003
                                                     --------           --------
Auditing Fees                                        $17,156            $17,655
Accrued vacation                                      20,209             20,209
Warranty                                              17,982             17,982
Other                                                  3,444                158
Sales commissions                                     12,863                608
                                                     --------           --------
                                                     $71,654            $56,612
                                                     ========           ========


                              WESTBRIDGE RESEARCH GROUP
                                   AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             November 30, 2004 and 2003


NOTE 7 - LONG-TERM DEBT
-----------------------

                                                                 2004        2003
                                                              ----------   ---------
         Notes payable to an individual, with simple
         interest at 8%. Principal and accrued
         interest was initially due September 1, 2004
         however these notes were extended through
         September 1, 2006. Amount includes accrued
         interest of $156 and $726 at November 30,
         2004 and 2003, respectively.                         $  21,384    $ 21,954

         Note payable to a bank bearing interest at
         9.99%, principal and interest payable in
         monthly installments of $350 for 60 months,
         maturing October 7, 2004. This note is
         collateralized by a vehicle.                                --       3,348
                                                              ----------   ---------

                 Total long term debt                            21,384      25,302

                 Less:  Current portion                             --       25,302
                                                              ----------   ---------

                 Long term portion                            $  21,384    $     --
                                                              ==========   =========


NOTE 8 - NOTES PAYABLE TO RELATED PARTIES
-----------------------------------------

         At November 30, notes payable to related parties were as follows:

                                                                 2004         2003
                                                              ----------   ----------

         Notes payable to various related parties with
         simple interest at 8% collateralized by a
         subordinated security interest in
         substantially all assets of the Company.
         Principal and accrued interest were initially
         due September 1, 2004, however during 2004,
         these notes were extended to September 1,
         2006. Amounts include accrued interest of
         $1,423 and $4,253 at November 30, 2004 and
         2003, respectively.                                  $ 103,675    $ 106,436

         Note payable to related party with simple
         interest compounded annually at prime plus 1%
         which at November 30, 2004 and 2003 was 5.75%
         and 5%, respectively. Collateralized by a
         sub- ordinated security interest in
         substantially all assets of the Company.
         Principal and accrued interest originally due
         at maturity in June 1995. During 2004 the due
         date was extended to September 1, 2006.
         Amounts include accrued interest of $29,302
         and $32,805 at November 30, 2004 and 2003,
         respectively.                                           79,302       82,805
                                                              ----------   ----------


                         -15-

                              WESTBRIDGE RESEARCH GROUP
                                   AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             November 30, 2004 and 2003


NOTE 8 - NOTES PAYABLE TO RELATED PARTIES (Continued)
-----------------------------------------


         Total notes payable to related parties                  182,977     189,241

         Less: Current portion                                        --     189,241
                                                               ----------  ----------

         Notes payable to related parties, long-term           $ 182,977   $      --
                                                               ==========  ==========


NOTE 9 - STOCK OPTIONS
----------------------

During fiscal 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 shares of the Company's common stock may be granted to key employees and officers of the Company. Under the 1994 Plan, stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant. Options vest 40% upon grant and 12% each grant date anniversary until fully vested and expire at the earlier of five years from that date of grant or 90 days after termination of employment. There are 20,000 options granted under the 1994 Plan of which 17,600 are vested and exercisable at November 30, 2004.

During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. The full 120,000 options granted under the 2001 Plan are vested and remain unexercised at November 30, 2004.

During fiscal 2004, the Company granted non-qualified stock options to acquire 5,000 shares at $0.25 per share to an employee. One third of the options vest immediately and one third will vest at the completion of each of the following two years of employment. The options will expire in August, 2014. One third of these options remain outstanding and exercisable at November 30, 2004.

At November 30, 2004, a total of 80,000 and 275,000 shares remain reserved and available for future stock option grants under the 1994 and 2001 Plans, respectively.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2004 and 2003


NOTE 9 - STOCK OPTIONS (Continued)
----------------------

A summary of the stock option activity under the 1994 and 2001 Plans is as follows:

                                                                               Weighted
                                                                Exercise        Average
                                                  Stock         Price Per      Price Per
                                                 Options          Share          Share
                                               ----------     -------------    ---------
Outstanding at November 30, 2002                 153,750      $0.25 - 1.00     $   0.36
Granted                                               --                --           --
Expired or canceled                              (13,750)      0.25 - 1.00         0.73
Exercised                                             --                --           --
                                               ----------     -------------    ---------

Outstanding at November 30, 2003                 140,000      $0.25 - 1.00         0.41
Granted                                            5,000              0.25         0.25
Expired or canceled                                   --                --           --
Exercised                                             --                --           --
                                               ----------     -------------    ---------
Outstanding at November 30, 2004                 145,000      $0.25 - 1.00     $   0.35
                                               ==========     =============    =========

Vested stock options at November 30, 2004        139,267
                                               ==========

Weighted average remaining contractual life    6.8 years
                                               ==========

In addition to the stock option activity under the 1994 and 2001 Plans, the following non-qualified stock options have been granted:

During fiscal 1999, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expired in December 2003.

During fiscal 2000, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2004. All of these options remain outstanding and exercisable at November 30, 2004.

During fiscal 2000, the Company granted non-qualified stock options to acquire 10,000 shares at $1.00 per share to an employee. The options immediately vest upon grant and expire in August 2005. All of these options remain outstanding and exercisable at November 30, 2004.

During fiscal 2001, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2005. All of these options remain outstanding and exercisable at November 30, 2004.

During fiscal 2002, the Company granted non-qualified stock options to acquire 15,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant and expire in July 2012. All of these options remain outstanding and exercisable at November 30, 2004.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2004 and 2003


NOTE 9 - STOCK OPTIONS (Continued)
---------------------

During fiscal 2003, the Company granted non-qualified stock options to acquire 30,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant. Of these options, 10,000 expired unexercised in September, 2004 due to the retirement of one of the members of the Board of Directors. The remaining 20,000 options expire 10,000 in December 2013 and 10,000 in November 2014. The remaining 20,000 options remain outstanding and exercisable at November 30, 2004.

During fiscal 2003, the Company granted non-qualified stock options to acquire 12,000 shares at $0.25 per share to a member of the Board of Directors for advertising services rendered. The options immediately vest upon grant and expire in March 2013. All of these options remain outstanding and exercisable at November 30, 2004.

During fiscal 2004, the Company granted non-qualified stock options to acquire 5,000 shares at $0.25 per share to a member of the Board of Directors. The options immediately vest upon grant and expire in November 2014. All of these options remain outstanding and exercisable at November 30, 2004.

The Company has elected to account for nonqualified grants and grants under its 1994 and 2001 Plans following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the years ended November 30, 2004 and 2003.

NOTE 10 - COMMITMENTS
---------------------

The Company leases its facilities under a non-cancelable operating lease that expires March 31, 2008. The lease agreement contains a two year renewal option. Rent is being expensed on a straight line basis over the term of the lease. The Company also leased certain of its property and equipment from BSB Leasing, through capital leases, which expired through March 2003. Capitalized leases included in property and equipment amounted to approximately $45,600, before accumulated depreciation of $45,600 and $42,088 as of November 30, 2004 and 2003, respectively. Minimum future obligations under the operating lease as of November 30, 2004 is as follows:

                           Year ending
                           November 30,
                           ------------
                               2005                         $          89,870
                               2006                                    92,566
                               2007                                    95,342
                               2008                                    32,093
                                                            ------------------

         Total minimum lease payments                       $         309,871
                                                            ==================

Rent expense under the non-cancelable operating lease was $87,466 and $84,685 for the years ended November 30, 2004 and 2003, respectively.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2004 and 2003


NOTE 11 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of November 30:

                                                     2004               2003
                                                 ------------       ------------
Deferred tax assets
  Net operating loss carryforwards               $ 1,103,000        $ 1,340,000
  Other                                               43,000             20,000
                                                 ------------       ------------
     Gross deferred tax assets                     1,146,000          1,360,000
  Less valuation allowance                        (1,146,000)        (1,360,000)
                                                 ------------       ------------

Net deferred tax assets                          $        --        $        --
                                                 ============       ============

Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance decreased by $214,000 from 2003 and by $218,000 from 2002.

At November 30, 2004, the Company has a federal income tax net operating loss carry forward of approximately $3,133,000. The federal net operating loss carry forwards begin expiring in 2005 and continue to expire through the year 2023.

At November 30, 2004 the Company has a California net operating loss carry forward of approximately $104,000. The California net operating loss carry forwards expire beginning in 2006 through 2008. California has temporarily suspended the utilization of net operating loss carryforwards.

Use of the Company's net operating loss carry forwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period. Management has not completed an analysis in order to determine whether a cumulative change in ownership of more than 50% has occurred within any three year period.

A reconciliation of the effective tax rates with the federal statutory rate is as follows as of November 30:

                                                          2004           2003
                                                       ----------     ----------
Income tax expense (benefit) at 35% statutory rate     $   5,700      $ (23,700)
Change in valuation allowance                           (214,000)      (218,000)
Nondeductible expenses                                     1,500          1,400
Adjustment to carryforwards                              210,800        240,300
State income taxes, net                                    1,600          1,600
Other                                                     (4,000)            --
                                                       ----------     ----------

                                                       $   1,600      $   1,600
                                                       ==========     ==========

The Company has federal and California tax credit carryforwards of $11,000 and $13,000 which begin to expire in 2016 and 2008, respectively.