Form 10QSB
period 2005-02-28
WESTBRIDGE RESEARCH GROUP
filed 2005-04-19
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended February 28, 2005

Commission file number 2-92261


                            WESTBRIDGE RESEARCH GROUP
                            -------------------------

              California                                     95-3769474
              ----------                                     ----------
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                     Identification No.)


            1150 Joshua Way
            ---------------                                    92081
           Vista, California                                 ----------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number,
including area code:                                      (760) 599-8855
                                                          --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of February 28, 2005.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                    FEBRUARY 28,    NOVEMBER 30,
                                                        2005            2004
                                                    (UNAUDITED)      (AUDITED)
                                                    -----------      ---------

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                                  $139,556       $231,754
Trade accounts receivable, less
     allowance for doubtful accounts of
     $8,870 and $8,870 respectively                    345,127        152,538
Inventories                                            140,361        133,112
Prepaid expenses and other
         current assets                                 40,093         24,867
                                                      --------       --------
         TOTAL CURRENT ASSETS                          665,137        542,271


PROPERTY AND EQUIPMENT                                 587,837        584,713
         Less accumulated depreciation                [559,205]      [556,529]
                                                      --------       --------

                  Net Property and Equipment            28,632         28,184


INTANGIBLE ASSET                                       151,600        151,600
LONG TERM ACCOUNTS RECEIVABLE, net                     130,000        130,000
                                                      --------       --------

TOTAL ASSETS                                          $975,369       $852,055
                                                      ========       ========


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                    FEBRUARY 28,    NOVEMBER 30,
                                                       2005            2004
                                                    (UNAUDITED)      (AUDITED)
                                                    -----------      ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------



CURRENT LIABILITIES
Accounts payable                                    $  100,190       $   29,556
Accrued expenses                                        62,084           71,654
                                                    ----------       ----------
TOTAL CURRENT LIABILITIES                              162,274          101,210



Long-term debt, net of current portion                  20,837           21,384
Notes payable to related parties,
     net of current portion                            179,348          182,977
                                                    ----------       ----------

TOTAL LIABILITIES                                      362,459          305,571
                                                    ----------       ----------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares              8,479,854        8,479,854

Paid in Capital:                                        95,000           95,000
Accumulated deficit                                 [7,961,944]      [8,028,370]
                                                    ----------       ----------

         TOTAL SHAREHOLDERS' EQUITY                    612,910          546,484
                                                    ----------       ----------

         TOTAL LIABILITIES &
         SHAREHOLDERS' EQUITY                       $  975,369       $  852,055
                                                    ==========       ==========


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                     FEBRUARY 28,   FEBRUARY 29,
                                                        2005           2004
                                                    ____________________________

NET SALES                                            $  412,460      $  292,867

COST OF SALES                                           133,131         108,625
                                                     ----------      ----------
GROSS PROFIT                                            279,329         184,242
                                                     ----------      ----------

OPERATING EXPENSES
      Research and development                           24,047          31,527
      Selling                                           117,702         107,903
      General and administration                         65,827          60,580
                                                     ----------      ----------

      TOTAL OPERATING EXPENSES                          207,576         200,010
                                                     ----------      ----------

      Operating income [loss]                            71,753         [15,768]

OTHER INCOME [EXPENSE]
      Interest expense                                   [4,274]         [3,871]
      Interest income                                       547             226
                                                     ----------      ----------

Income [loss] before income taxes                        68,026         [19,413]

 Provision for income taxes                              [1,600]         [1,600]
                                                     ----------      ----------

      Net income [loss]                              $   66,426      $  [21,013]
                                                     ==========      ==========


Basic earnings [loss] per common share               $      .03      $     [.01]
                                                     ==========      ==========

Weighted average shares outstanding                   2,103,438       2,103,438
                                                     ==========      ==========

Diluted earnings [loss] per common share             $     0.03      $      N/A
                                                     ==========      ==========

Weighted average shares and options outstanding       2,321,372             N/A
                                                     ==========      ==========


                      Seeaccompanying notes to consolidated
                        condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                 FEBRUARY 28,   FEBRUARY 29,
                                                    2005            2004
                                                 ___________________________


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income [loss]                                 $   66,426       $ [21,013]

Adjustments to reconcile net loss
to net cash used in operating activities:

Depreciation and amortization                          2,676           5,124
Interest addition on notes payable and notes
    payable related parties                            3,720           3,482


Changes in Operating Assets and Liabilities:

      Increase in trade accounts receivable         [192,589]        [71,115]
      [Increase] decrease in inventories              [7,249]         19,310
      Increase in prepaid expenses                   [15,226]        [19,321]
      Increase in accounts payable                    70,634          38,507
      Decrease in accrued liabilities                 [9,570]        [10,203]
                                                   ----------      ----------

Net cash used in operating activities                [81,178]        [55,229]
                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                    [3,124]         [5,111]
                                                   ----------      ----------

Net cash used in investing activities                 [3,124]         [5,111]
                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and notes payable-
     related parties                                  [7,896]           [975]
                                                   ----------      ----------

Net cash used in financing activities                 [7,896]           [975]
                                                   ----------      ----------


DECREASE IN CASH                                     [92,198]        [61,315]

CASH AT BEGINNING OF PERIOD                          231,754         194,504
                                                   ----------      ----------
CASH AT END OF PERIOD                              $ 139,556       $ 133,189
                                                   ==========      ==========

                     See accompanying notes to consolidated
                        condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION:

              The consolidated condensed balance sheet as of February 28, 2005, the consolidated condensed statements of operations for the three-month periods ended February 28, 2005, and February 29, 2004, respectively, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by Westbridge Research Group and Subsidiary ("Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2004 Annual Report on Form 10-KSB, filed March 15, 2005. The results of operations for the quarter ended February 28, 2005, are not necessarily indicative of the operating results for the full year.


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

       Shipping and Handling Costs
       ---------------------------

       The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $14,100 and $12,300 for the three month periods ended February 28, 2005 and February 29, 2004, respectively.

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

      Net Loss Per Share
      ------------------

      Basic loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,321,372 for the period ending February 28, 2005, and 2,103,438 for the period ending February 29, 2004. Stock options and warrants, amounting to 221,346, were anti-dilutive for the period ending February 29, 2004.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                           Period Ended February 28 and 29,
                                                                  2005          2004
                                                              -----------     ----------
Numerator for earnings (loss) per common share                $   66,426      $ [21,013]
                                                              -----------     ----------
Denominator for basic earnings (loss) per common share         2,103,438      2,103,438
                                                              -----------     ----------

Effect of dilutive securities                                    217,934            N/A
                                                              -----------     ----------

Denominator for diluted earnings (loss) per common share       2,321,372            N/A
                                                              -----------     ----------

Net income (loss) per common share:
Basic                                                         $     0.03      $   [0.01]
                                                              ===========     ==========

Diluted                                                       $     0.03      $     N/A
                                                              ===========     ==========

      Recent Accounting Pronouncements
      --------------------------------

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

      As of February 28, 2005, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

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

      Stock Based Compensation
      ------------------------

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). The Statement of Financial Accounting Standards (SFAS) no. 148 amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. At February 28, 2005 and February 29, 2004, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      Under SFAS No.148, the fair value of each option granted during the periods ended February 28, 2005 and February 29, 2004 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk-free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS No.123, reported net income (loss) and income
      (loss) per common share would have been as follows:

                                                        Three Months   Three Months
                                                        Feb. 28, 2005  Feb. 29, 2004
                                                        -------------  -------------
      Net income [loss]:
         As reported                                      $  66,426       $ [21,013]

      Add:   Stock based compensation
             Included in reported net
             income, net of related tax
             effects.                                            --              --

      Deduct:   Total stock based employee
             compensation expense determined
             under fair value method, net of
             related tax effects.                         $      --      $       --

      Proforma                                            $  66,426      $  [21,013]

      Basic and diluted net income [loss] per share:
         Basic:    As reported                            $     .03      $     [.01]
                   Proforma                               $     .03      $     [.01]
         Diluted:  As reported                            $     .03      $       N/A
                   Proforma                               $     .03      $       N/A


B.       RECLASSIFICATION:

              None




C.       SUBSEQUENT EVENTS:

              None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

         Net product sales for the first quarter of fiscal 2005 were $412,460, representing an increase of 41% over the same period in 2004. This increase is primarily due to an increase in sales to a foreign distributor.

         Cost of sales as a percentage of net sales decreased to 32% for the quarter ended February 28, 2005 as compared with 37% for the same period in the prior year. This decrease is primarily due to an increase in sales of high margin products during the quarter.

         Operating expenses for the three month period ended February 28, 2005 increased by 4%, or $7,566, from the same period in the prior year.

         Research and development expenses decreased by $7,480, or 24% from the prior year's first quarter. This decrease is primarily due to a decrease in salaries allocated to research and development.

         Selling expenses, as a percentage of net sales for the three month period ended February 28, 2005, decreased to approximately 29% compared with 37% for the same period in the prior year. This decrease is primarily due to the increase in sales while selling expenses remained relatively constant.

         General and administrative expenses during the three month period ended February 28, 2005 increased by $5,247 or 9%, compared with the same period in the prior year.

         Net income for the quarter ended February 28, 2005 was $66,426 or $.03 per common share compared with a net loss of $21,013, or [$.01] per common share for the same period in the prior year.

         Income taxes have not been provided for in the accompanying consolidated condensed statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income. Management has provided for the annual minimum California Franchise Tax.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES:

         The Company has no material commitments for capital expenditures.

         Working capital was $502,863 at February 28, 2005, an increase of $61,802, from $441,061 at November 30, 2004 .

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


Date:  April 19, 2005