Form 10QSB
period 2005-05-31
WESTBRIDGE RESEARCH GROUP
filed 2005-07-15
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended May 31, 2005

Commission file number 2-92261


                            WESTBRIDGE RESEARCH GROUP
                            -------------------------

               California                                       95-3769474
    ---------------------------------                       -------------------
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                       Identification No.)


               1150 Joshua Way
              Vista, California                                          92081
  ----------------------------------------                            ----------
   (Address of principal executive office)                            (Zip Code)

Registrant's telephone number,
including area code:                                              (760) 599-8855
                                                                  --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of July 15, 2005.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                     MAY 31,        NOVEMBER 30,
                                                      2005             2004
                                                   (UNAUDITED)       (AUDITED)
                                                   -----------      -----------

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                               $   231,858      $   231,754
Trade accounts receivable, less
     allowance for doubtful accounts of
     $8,870 and $8,870 respectively                    485,540          152,538
Inventories                                            148,533          133,112
Prepaid expenses and other
         current assets                                 30,738           24,867
                                                   -----------      -----------

         TOTAL CURRENT ASSETS                          896,669          542,271


PROPERTY AND EQUIPMENT                                 607,895          584,713
         Less accumulated depreciation                (561,881)        (556,529)
                                                   -----------      -----------

                  Net Property and Equipment            46,014           28,184


INTANGIBLE ASSET                                       151,600          151,600
LONG TERM ACCOUNTS RECEIVABLE, net                     130,000          130,000
                                                   -----------      -----------

TOTAL ASSETS                                       $ 1,224,283      $   852,055
                                                   ===========      ===========


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                    MAY 31,         NOVEMBER 30,
                                                     2005              2004
                                                  (UNAUDITED)        (AUDITED)
                                                  -----------       -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Accounts payable                                  $    91,287       $    29,556
Current portion of capital lease                        3,865                --
Accrued expenses                                       68,093            71,654
                                                  -----------       -----------

TOTAL CURRENT LIABILITIES                             163,245           101,210

Capital Lease, net of current portion                  11,594                --
Long-term debt, net of current portion                 20,289            21,384
Notes payable to related parties,
     net of current portion                           178,027           182,977
                                                  -----------       -----------

TOTAL LIABILITIES                                     373,155           305,571
                                                  -----------       -----------

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares             8,479,854         8,479,854

Paid in Capital                                        95,000            95,000
Accumulated deficit                                (7,723,726)       (8,028,370)
                                                  -----------       -----------

         TOTAL SHAREHOLDERS' EQUITY                   851,128           546,484
                                                  -----------       -----------

         TOTAL LIABILITIES &
         SHAREHOLDERS' EQUITY                     $ 1,224,283       $   852,055
                                                  ===========       ===========


                     See accompanying notes to consolidated
                         condensed financial statements.

                               WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                                 THREE MONTHS                       SIX MONTHS
                                                 ENDED MAY 31                      ENDED MAY 31
                                            2005             2004             2005             2004
                                        -----------      -----------      -----------      -----------
NET SALES                               $   818,180      $   545,096      $ 1,230,640      $   837,963

COST OF SALES                               289,846          185,553          422,977          294,178
                                        -----------      -----------      -----------      -----------

GROSS PROFIT                                528,334          359,543          807,663          543,785
                                        -----------      -----------      -----------      -----------

OPERATING EXPENSES
  Research and development                   29,593           32,671           53,640           64,198
  Selling                                   175,252          134,483          292,954          242,386
  General and administration                 81,849           64,366          147,676          124,946
                                        -----------      -----------      -----------      -----------
  TOTAL OPERATING EXPENSES                  286,694          231,520          494,270          431,530
                                        -----------      -----------      -----------      -----------

  Operating income                          241,640          128,023          313,393          112,255

OTHER INCOME (EXPENSE)
  Interest expense                           (4,097)          (3,846)          (8,371)          (7,717)
  Interest income                               667              211            1,214              437
  Other income                                    8              250                8              250
                                        -----------      -----------      -----------      -----------

  Income before income taxes                238,218          124,638          306,244          105,225

Provision for income taxes                       --               --           (1,600)          (1,600)
                                        -----------      -----------      -----------      -----------

  Net income                            $   238,218      $   124,638      $   304,644      $   103,625
                                        ===========      ===========      ===========      ===========

Basic earnings per common share         $       .11      $       .06      $       .14      $       .05
                                        ===========      ===========      ===========      ===========

Weighted average shares outstanding       2,103,438        2,103,438        2,103,438        2,103,438
                                        ===========      ===========      ===========      ===========

Diluted earnings per common share       $       .10      $       .05      $       .13      $       .04
                                        ===========      ===========      ===========      ===========

Weighted average shares, option
  and warrants outstanding                2,315,438        2,335,638        2,321,271        2,338,138
                                        ===========      ===========      ===========      ===========



                                See accompanying notes to consolidated
                                   condensed financial statements.


                                                  4

                               WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                              (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                              MAY 31,        MAY 31,
                                                                               2005           2004
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $ 304,644      $ 103,625

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                                                    5,352         10,248

Changes in Operating Assets and Liabilities:

      Increase in trade accounts receivable                                   (333,002)       (88,708)
      (Increase) decrease in inventories                                       (15,421)        13,744
      Increase in prepaid expenses and other                                    (5,871)       (13,856)
      Increase in accounts payable                                              61,731         58,235
      (Decrease) increase in accrued liabilities                                (3,561)         7,437
                                                                             ---------      ---------

Net cash provided by operating activities                                       13,872         90,725
                                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                              (6,704)        (5,111)
                                                                             ---------      ---------

Net cash used in investing activities                                           (6,704)        (5,111)
                                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                                           (1,019)            --
Borrowings on notes payable related parties                                         --          3,474
Payments on notes payable related parties
    and long term debt                                                          (6,045)        (1,450)
                                                                             ---------      ---------

Net cash (used in ) provided by financing activities                            (7,064)         2,024
                                                                             ---------      ---------

INCREASE IN CASH                                                                   104         87,638

CASH AT BEGINNING OF PERIOD                                                    231,754        194,504
                                                                             ---------      ---------

CASH AT END OF PERIOD                                                        $ 231,858      $ 282,142
                                                                             =========      =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease of forklift                                                    $  16,478      $      --
                                                                             =========      =========


                                See accompanying notes to consolidated
                                    condensed financial statements.


                                                  5

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION:

         The consolidated condensed balance sheet as of May 31, 2005 and November 30, 2004, the consolidated condensed statements of operations for the three and six-month periods ended May 31, 2005, and 2004, respectively, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by Westbridge Research Group and Subsidiary ("Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2004 Annual Report on Form 10-KSB, filed March 15, 2005. The results of operations for the quarter ended May 31, 2005, are not necessarily indicative of the operating results for the full year.

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

Shipping and Handling Costs
---------------------------

The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $31,400 and approximately $15,000 for the three month periods ended May 31, 2005 and May 31, 2004, respectively. Shipping and handling costs for the six month periods ended May 31, 2005 and May 31, 2004 were approximately $45,500 and $24,100, respectively.

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

Net Earnings Per Share

Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,321,271 for the period ending May 31, 2005, and 2,338,138 for the period ending May 31, 2004.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                          Period Ended May 31,
                                                          2005           2004
                                                       ----------     ----------
Numerator for earnings per common share                $  304,644     $  103,625
                                                       ----------     ----------

Denominator for basic earnings per common share         2,103,438      2,103,438
                                                       ----------     ----------

Effect of dilutive securities                             217,833        234,700
                                                       ----------     ----------

Denominator for diluted earnings per common share       2,321,271      2,338,138
                                                       ----------     ----------

Net income per common share:
Basic                                                  $     0.14     $     0.05
                                                       ==========     ==========

Diluted                                                $     0.13     $     0.04
                                                       ==========     ==========

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

As of May 31, 2005, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

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

Stock Based Compensation
------------------------

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). The Statement of Financial Accounting Standards (SFAS) no. 148 amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. At May 31, 2005 and May 31, 2004, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

--------------------------------

Under SFAS No.148, the fair value of each option granted during the periods ended May 31, 2005 and May 31, 2004 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk-free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS No.123, reported net income and income per common share would have been as follows:


                                                  Three Months   Three Months    Six Months     Six Months
                                                  May 31, 2005   May 31, 2004   May 31, 2005   May 31, 2004
                                                  ------------   ------------   ------------   ------------
Net income:
   As reported                                     $ 238,218      $  124,638     $  304,644     $  103,625

Add:    Stock based compensation
        included in reported net
        income, net of related tax
        effects.                                          --              --             --             --

Deduct: Total stock based employee
        compensation expense determined
        under fair value method, net of
        related tax effects.                       $      --      $       --     $       --     $       --

Proforma                                           $ 238,218      $  124,638     $  304,644     $  103,625

Basic and diluted net income per share:
  Basic:     As reported                           $     .11      $      .06     $      .14     $     .05
             Proforma                              $     .11      $      .06     $      .14     $     .05
Diluted:     As reported                           $     .10      $      .05     $      .13     $     .04
             Proforma                              $     .10      $      .05     $      .13     $     .04


B.       RECLASSIFICATION:

         None


C.       SUBSEQUENT EVENTS:

         None


                                                   9

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

         Net sales for the three month period ended May 31, 2005 were $818,180, representing a 50% increase from the same period in the prior year. For the six month period ended May 31, 2005, sales were $1,230,640 and represents an increase of 47% from the prior year's sales of $837,963. These increases are primarily due to a substantial increase in sales to new domestic growers and a new domestic turf products distributor.

         Cost of sales as a percentage of net sales increased to 35% for the quarter ended May 31, 2005 as compared with 34% for the same period in the prior year. For the six month period ended May 31, 2005, cost of sales as a percentage of net sales decreased to 34% from 35% for the six month period ended May 31,2004.

         Operating expenses for the three and six month periods ended May 31, 2005 increased 24% and 15%, respectively, compared with the same periods in the prior year. These increases are primarily related to selling expenses and general and administrative expenses as discussed below.

         Research and development expenses for the three and six month periods ended May 31, 2005 decreased 9% and 16%, respectively, compared with the same periods in the prior year. The decrease is primarily due to a decrease in salaries allocated to research and development.

         Selling expenses for the three and six month periods ended May 31, 2005 increased 30% to $175,252 and increased 21% to $292,954 respectively compared with the same periods in the prior year. These increases are primarily due to increased commission expense and consulting expenses.

         General and administrative expenses in the three and six month periods ended May 31, 2005 increased by $17,483 or 27%, and $22,730 or 18%, respectively, when compared with the same periods in the prior year. These increases are primarily due to an increase in general and administrative salaries and legal and accounting fees.

         Net income for the quarter ended May 31, 2005 was $238,218 as compared with net income of $124,638, for the same period in the prior year. Net income for the six month period ended May 31, 2005 was $304,644 as compared with net income of $103,625 in the prior year. As a result, basic earnings per share increased to $.14 for the six months ended May 31, 2005 compared with $.05 per share for the six months ended May 31, 2004.

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

         Working capital was $733,424 at May 31, 2005, an increase of $292,363, from $441,061 at November 30, 2004. This increase is due to the substantial increase in accounts receivable due to increase sales during the quarter ended May 31, 2005.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       EXHIBITS None

         B.       REPORTS ON FORM 8-K
                  Form 8-K filed on March 15, 2005 noting the election of Mr. Mark E. Cole, CPA to the Company's Board of Directors. Mr. Cole will serve on the Audit Committee and Compensation Committee.

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



Date:  July 15, 2005