Form 10QSB
period 2005-08-31
WESTBRIDGE RESEARCH GROUP
filed 2005-10-14
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended August 31, 2005

Commission file number 2-92261


                            WESTBRIDGE RESEARCH GROUP
                            -------------------------

                California                                     95-3769474
------------------------------------------              -----------------------
       (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                     Identification No.)


              1150 Joshua Way
             Vista, California                                    92081
------------------------------------------                    -------------
  (Address of principal executive office)                      (Zip Code)

Registrant's telephone number,
including area code:                                         (760) 599-8855
                                                             --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of October 15, 2005.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                       AUGUST 31,   NOVEMBER 30,
                                                         2005          2004
                                                      (UNAUDITED)    (AUDITED)
                                                     ------------   ------------

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                                 $    532,265   $    231,754
Trade accounts receivable, less
   allowance for doubtful accounts of
   $8,870 and $8,870 respectively                         267,535        152,538
Inventories                                               170,524        133,112
Prepaid expenses and other
   current assets                                          22,360         24,867
                                                     ------------   ------------

   TOTAL CURRENT ASSETS                                   992,684        542,271


PROPERTY AND EQUIPMENT                                    616,424        584,713
   Less accumulated depreciation                        [564,557]      [556,529]
                                                     ------------   ------------

        Net Property and Equipment                         51,867         28,184


INTANGIBLE ASSET                                          151,600        151,600
LONG TERM ACCOUNTS RECEIVABLE, net                        130,000        130,000
                                                     ------------   ------------

TOTAL ASSETS                                         $  1,326,151   $    852,055
                                                     ============   ============


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                       AUGUST 31,   NOVEMBER 30,
                                                         2005          2004
                                                      (UNAUDITED)    (AUDITED)
                                                     ------------   ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Accounts payable                                     $    118,722   $     29,556
Current portion of capital lease                            3,865             --
Accrued expenses                                           62,502         71,654
                                                     ------------   ------------

TOTAL CURRENT LIABILITIES                                 185,089        101,210


Capital Lease, net of current portion                       9,984             --
Long-term debt, net of current portion                     19,706         21,384
Notes payable to related parties,
     net of current portion                               176,663        182,977
                                                     ------------   ------------

TOTAL LIABILITIES                                         391,442        305,571
                                                     ------------   ------------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares                 8,479,854      8,479,854

Paid in Capital                                            95,000         95,000
Accumulated deficit                                   [7,640,145]    [8,028,370]
                                                     ------------   ------------

         TOTAL SHAREHOLDERS' EQUITY                       934,709        546,484
                                                     ------------   ------------

         TOTAL LIABILITIES &
         SHAREHOLDERS' EQUITY                        $  1,326,151   $    852,055
                                                     ============   ============


                     See accompanying notes to consolidated
                         condensed financial statements.

                              WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                 THREE MONTHS                   NINE MONTHS
                                                ENDED AUGUST 31               ENDED AUGUST 31
                                               2005           2004           2005           2004
                                           ------------   ------------   ------------   ------------
NET SALES                                  $    626,946   $    436,452   $  1,857,586   $  1,274,415

COST OF SALES                                   284,084        177,392        707,061        471,570
                                           ------------   ------------   ------------   ------------

GROSS PROFIT                                    342,862        259,060      1,150,525        802,845
                                           ------------   ------------   ------------   ------------

OPERATING EXPENSES
    Research and development                     37,096         32,393         90,736         96,591
    Selling                                     141,875        109,048        434,829        351,434
    General and administration                   77,309         67,315        224,986        192,261
                                           ------------   ------------   ------------   ------------
TOTAL OPERATING EXPENSES                        256,280        208,756        750,551        640,286
                                           ------------   ------------   ------------   ------------

    Operating income                             86,582         50,304        399,974        162,559

OTHER INCOME (EXPENSE)
    Interest expense                            [4,432]        [4,324]       [12,803]       [12,041]
    Interest income                               1,432            587          2,646          1,024
    Other income [expense]                           --             --              8        [1,350]
                                           ------------   ------------   ------------   ------------

    Profit before income taxes                   83,582         44,967        389,825        150,192

Provision for income taxes                           --          1,600          1,600          1,600
                                           ------------   ------------   ------------   ------------

    Net profit                             $     83,582   $     44,967   $    388,225   $    148,592
                                           ============   ============   ============   ============

Basic earnings per common share            $        .04   $        .02   $        .18   $        .07
                                           ============   ============   ============   ============

Weighted average shares outstanding           2,103,438      2,103,438      2,103,438      2,103,438
                                           ============   ============   ============   ============

Diluted earnings per common share          $        .03   $        .02   $        .16   $        .07
                                           ============   ============   ============   ============

Weighted average shares, options
    and warrants outstanding                  2,315,438      2,161,488      2,319,328      2,277,583
                                           ============   ============   ============   ============


                               See accompanying notes to consolidated
                                   condensed financial statements

                         WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                               AUGUST 31,     AUGUST 31,
                                                                  2005           2004
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $    388,225   $    148,592

Adjustments to reconcile net income to net cash provided by [used in] operating activities:

Depreciation and amortization                                        8,028         15,372

Changes in Operating Assets and Liabilities:

      [Increase] decrease in trade accounts receivable           [114,997]       [55,173]
      [Increase] decrease in inventories                          [37,412]         25,659
      Decrease [increase] in prepaid expenses                        2,507        [8,283]
      Increase [decrease] in accounts payable                       89,166       [13,268]
      [Decrease] increase in accrued liabilities                   [9,152]          7,320
                                                              ------------   ------------

Net cash provided by operating activities                          326,365        120,219
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                [15,233]       [14,611]
                                                              ------------   ------------

Net cash used in investing activities                             [15,233]       [14,611]
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                              [2,629]             --
Payments on short term debt and notes payable
     Related parties                                               [7,992]        [4,487]
                                                              ------------   ------------

Net cash used in financing activities                             [10,621]        [4,487]
                                                              ------------   ------------

INCREASE IN CASH                                                   300,511        101,121

CASH AT BEGINNING OF PERIOD                                        231,754        194,504
                                                              ------------   ------------

CASH AT END OF PERIOD                                         $    532,265   $    295,625
                                                              ============   ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Capital lease of forklift                                     $     16,478   $         --
                                                              ============   ============


                          See accompanying notes to consolidated
                             condensed financial statements.


                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION:

     The consolidated condensed balance sheet as of August 31, 2005 and November 30, 2004, the consolidated condensed statements of operations for the three and nine-month periods ended August 31, 2005, and 2004, respectively, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2004 Annual Report on Form 10-KSB, filed March 15, 2005. The results of operations for the quarter ended August 31, 2005, are not necessarily indicative of the operating results for the full year.

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

Shipping and Handling Costs
---------------------------

The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $29,700 and approximately $12,100 for the three month periods ended August 31, 2005 and August 31, 2004, respectively. Shipping and handling costs for the nine month periods ended August 31, 2005 and August 31, 2004 were approximately $75,200 and $54,800, respectively.

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

Net Earnings Per Share
----------------------

Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,319,328 for the period ending August 31, 2005, and 2,277,583 for the period ending August 31, 2004.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                       Period Ended August 31,
                                                         2005           2004
                                                     ------------   ------------

Numerator for earnings per common share              $    388,225   $    148,592
                                                     ------------   ------------

Denominator for basic earnings per common share         2,103,438      2,103,438
                                                     ------------   ------------

Effect of dilutive securities                             215,890        174,145
                                                     ------------   ------------

Denominator for diluted earnings per common share       2,319,328      2,277,583
                                                     ------------   ------------

Net income per common share:
Basic                                                $       0.18   $       0.07
                                                     ============   ============

Diluted                                              $       0.16   $       0.07
                                                     ============   ============

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

In June 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERRORS CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FAS NO. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical.

----------------------------------------

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

As of August 31, 2005, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

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

Stock Based Compensation
------------------------

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). The Statement of Financial Accounting Standards (SFAS) no. 148 amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. At August 31, 2005 and August 31, 2004, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

--------------------------------

Under SFAS No.148, the fair value of each option granted during the periods ended August 31, 2005 and August 31, 2004 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk-free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS No.123, reported net income and income per common share would have been as follows:


                                             Three Months    Three Months    Nine Months    Nine Months
                                             Aug. 31, 2005   Aug. 31, 2004  Aug. 31, 2005  Aug. 31, 2004
                                             -------------   -------------  -------------  -------------
Net income:
   As reported                                 $  83,582      $   44,967     $  388,225      $ 148,592

Add:   Stock based compensation
       included in reported net
       income, net of related tax
       effects.                                       --              --             --             --

Deduct: Total stock based employee
       compensation expense determined
       under fair value method, net of
       related tax effects.                    $      --      $       --     $       --      $      --

Proforma                                       $  83,582      $   44,967     $  388,225      $ 148,592

Basic and diluted net income per share:
   Basic:    As reported                       $     .04      $      .02     $      .18      $     .07
             Proforma                          $     .04      $      .02     $      .18      $     .07
 Diluted:    As reported                       $     .03      $      .02     $      .16      $     .07
             Proforma                          $     .03      $      .02     $      .16      $     .07


B.   RECLASSIFICATION:

     None



C.   SUBSEQUENT EVENTS:

     None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

     Net sales for the three month period ended August 31, 2005 were $626,946, representing a 44% increase from $436,452 for the same period in the prior year. For the nine month period ended August 31, 2005, sales were $1,857,586 and represent an increase of 46% from $1,274,415 in the prior year. These increases are primarily due to a substantial increase in sales to new domestic growers and a new domestic turf products distributor.

     Cost of sales as a percentage of net sales increased to 45% from 41% for the quarter ended August 31, 2005 when compared with the same period in the prior year. For the nine month period ended August 31, 2005, cost of sales as a percentage of net sales increased to 38% compared with 38% in the prior year. The three month increase is primarily due to an increase in sales of lower margin products during the quarter compared with the prior year. In addition the Company had a slight increase in raw material costs and freight due to the increase in fuel costs.

     Operating expenses for the three month period ended August 31, 2005 increased 23% and 17% for the nine month period ended August 31, 2005. This increase is primarily due to selling expenses as discussed below.

     Research and development expenses as a percentage of net sales for the three and nine month periods ended August 31, 2005 were 6% and 5% respectively, compared with 7% and 8% for the same periods in the prior year. This decrease is primarily due to increased sales during the current periods while research and development expenses remained relatively constant.

     Selling expenses during the three month period ended August 31, 2005 increased 30%, and increased 24% for the nine month period ended August 31, 2005 when compared with the same periods in the prior year. These increases are primarily due to increased commission expense.

     General and administrative expenses in the three month period ended August 31, 2005 increased by $9,994 or 15%, and increased $32,724 or 17% for the nine month period ended August 31, 2005 when compared with the same periods in the prior year. These increases are primarily due to an increase in general and administrative salaries and legal and accounting fees.

     Net profit for the quarter ended August 31, 2005 was $83,582 as compared with net income of $44,967, for the same period in the prior year.

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

     Working capital was $807,595 at August 31, 2005, an increase of $366,534, from $441,061 at November 30, 2004. This increase is due to the substantial increase in accounts receivable due to increased sales during the quarter ended August 31, 2005.

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



Date: October 14, 2005