Form 10KSB
period 2005-11-30
WESTBRIDGE RESEARCH GROUP
filed 2006-03-15
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                       OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Fiscal Year Ended November 30, 2005
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

         State issuer's revenues for its most recent fiscal year:   $2,126,721.

         The aggregate market value of the voting and non-voting equity held by nonaffiliates of the registrant as of February 28, 2006, (computed by reference to the price at which the Common Stock was most recently sold) was approximately $1,934,773. The shares of the Company stock have not been actively traded for several years. This computation excludes a total of 2,700 shares held by certain executive officers and directors of Issuer who may be deemed to be affiliates of Issuer under applicable rules of the Securities and Exchange Commission.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

         As of February 28, 2006, there were 2,103,438 shares of the Issuer's Common Stock outstanding.

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

         Research and development expenses for fiscal years 2005 and 2004, respectively, were $139,046 and $127,360.

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

MARKETING
---------

         The Company uses a small number of key regional and national distributors for reaching the U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company is dependent upon three domestic customers and one foreign customer whose purchases amounted to 19% of the Company's agricultural product sales in 2005. Sales to these customers amounted to 24% in 2004.

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

EMPLOYEES
---------

         At November 30, 2005, the Company had 10 employees, 8 full-time, 2 part time. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.


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

         Rent expense for the years ending November 30, 2005 and 2004 was $90,090 and $87,466, respectively.

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

(b) APPROXIMATE NUMBER OF HOLDERS FOR COMMON STOCK. The approximate number of record holders of Company's Common Stock as of November 30, 2005, was 721.

(c) DIVIDENDS. The Company has paid no dividends. There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends. The Company does not expect to pay dividends in the foreseeable future.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Fiscal Year 2005 Compared to Fiscal Year 2004
---------------------------------------------

         Total product sales were $2,126,721 in fiscal 2005 compared with $1,443,698 in fiscal 2004, an increase of approximately 47%. Prices for the Company's existing products remained stable during fiscal 2005. Production by gallons was 133,456 in 2005 and 77,984 in 2004, an increase of approximately 71%. The sales increase was primarily due to sales to 2 new domestic customers and an increase in sales of The Company's organic products.

         Cost of sales as a percentage of total product sales increased to approximately 40% or $866,258 in fiscal 2005 as compared with 39% or $569,072 in fiscal 2004. There was no significant change in percentage, and product costs remained relatively level with 2004.

         Research and development expenses increased approximately 9%, or $11,686, to $139,046 in fiscal 2005 from $127,360 in fiscal 2004. This increase was primarily due to year-end bonuses.

         Selling expenses decreased to approximately 27% of product sales for fiscal 2005 from approximately 31% of product sales for fiscal year 2004. This decrease is primarily due to the increase in sales without significant additional selling expenses during fiscal 2005.

         General and administrative expenses increased by $98,546 in fiscal 2005 from $263,570 in fiscal 2004. This increase is primarily due to increased salaries and year-end bonuses, increased accounting fees and increased legal fees.

         Interest expense increased to $17,374 for fiscal 2005, from $16,301 for fiscal 2004. This increase is primarily due to the addition of a capital lease.

         Net income for fiscal 2005 was $179,275 compared with net income of $11,967 in fiscal 2004. The increase in net income is primarily due to increased sales during fiscal 2005.


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


LIQUIDITY AND CAPITAL RESOURCES

         Net working capital decreased to $385,614 in fiscal year 2005 compared to $441,061 in fiscal year 2004 primarily due to the upcoming maturity of the notes payable to related parties in September, 2006.

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

                          ITEM 7. FINANCIAL STATEMENTS

         Exhibit A, "Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm" is incorporated herein by reference.




                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                 For The Years Ended November 30, 2005 and 2004

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY




                                TABLE OF CONTENTS
                                -----------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets......................................F-2 - F-3

     Consolidated Statements of Operations ..............................F-4

     Consolidated Statements of Shareholders' Equity.....................F-5

     Consolidated Statements of Cash Flows...............................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................F-7 - F-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the "Company") as of November 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
A Professional Corporation



San Diego, California
January 13, 2006

                                WESTBRIDGE RESEARCH GROUP
                                     AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                               November 30, 2005 and 2004


                                         ASSETS
                                         ------

                                                           2005                2004
                                                       -------------      -------------

Current assets:
  Cash and cash equivalents                            $     471,867      $     231,754
  Accounts receivable, less allowance of $8,870
       at November 30, 2005 and 2004, respectively           106,033            152,538
  Inventories                                                158,947            133,112
  Prepaid expenses and other current assets                   35,805             24,867
                                                       -------------      -------------

             Total current assets                            772,652            542,271
                                                       -------------      -------------

Property and equipment, at cost:
  Machinery and equipment                                    290,218            245,706
  Office furniture and fixtures                              327,860            319,297
  Vehicles                                                    19,710             19,710
                                                       -------------      -------------

                                                             637,788            584,713

  Less accumulated depreciation                             (570,225)          (556,529)
                                                       -------------      -------------

             Net property and equipment                       67,563             28,184
                                                       -------------      -------------

Long-term account receivable, net                            130,000            130,000
Intangible assets, net                                       151,600            151,600
                                                       -------------      -------------

                                                       $   1,121,815      $     852,055
                                                       =============      =============


                                                                             (Continued)


  The accompanying notes are an integral part of the consolidated financial statements.




                                     WESTBRIDGE RESEARCH GROUP
                                          AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS (Continued)
                                    November 30, 2005 and 2004


                               LIABILITIES AND SHAREHOLDERS' EQUITY
                               ------------------------------------

                                                                       2005               2004
                                                                  -------------      -------------

Current liabilities:
   Accounts payable                                               $      36,658      $      29,556
   Accrued expenses                                                     149,790             71,654
   Current portion of capital lease                                       3,865                 --
   Current portion of long-term debt                                     19,158                 --
   Current portion of notes payable to related parties                  177,567                 --
                                                                  -------------      -------------

           Total current liabilities                                    387,038            101,210

Capital lease, net of current portion                                     9,018                 --
Long-term debt, net of current portion                                       --             21,384
Notes payable to related parties, net of current portion                     --            182,977
                                                                  -------------      -------------

           Total liabilities                                            396,056            305,571
                                                                  -------------      -------------

Commitments

Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized,
      no shares outstanding in 2005 and 2004                                 --                 --
   Common stock, no par value, 9,375,000 shares
      authorized, 2,103,438 shares issued and
      outstanding at November 30, 2005 and 2004, respectively         8,479,854          8,479,854
   Paid-in-capital                                                       95,000             95,000
   Accumulated deficit                                               (7,849,095)        (8,028,370)
                                                                  -------------      -------------

           Total shareholders' equity                                   725,759            546,484
                                                                  -------------      -------------

                                                                  $   1,121,815      $     852,055
                                                                  =============      =============


       The accompanying notes are an integral part of the consolidated financial statements.




                              WESTBRIDGE RESEARCH GROUP
                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Years Ended November 30, 2005 and 2004


                                                         2005               2004
                                                    -------------      -------------

Revenues:
   Agricultural product sales                       $   2,126,721      $   1,443,698
                                                    -------------      -------------

Costs and expenses:
   Cost of sales                                          866,258            569,072
   Research and development                               139,046            127,360
   Selling                                                565,518            455,833
   General and administrative                             362,116            263,570
                                                    -------------      -------------

     Total costs and expenses                           1,932,938          1,415,835
                                                    -------------      -------------

     Income from operations                               193,783             27,863

Other income (expense):
   Interest expense                                       (17,374)           (16,301)
   Interest income                                          4,458              1,655
   Other income                                                 8                350
                                                    -------------      -------------

     Income before income taxes                           180,875             13,567

Provision for income taxes                                 (1,600)            (1,600)
                                                    -------------      -------------

     Net income                                     $     179,275       $      11,967
                                                    =============       =============


Basic earnings per common share                     $        0.09       $        0.01
                                                    =============       =============

Weighted average shares outstanding                     2,103,438          2,103,438
                                                    =============       =============

Diluted earnings per common share                   $        0.08       $        0.01
                                                    =============       =============

Weighted average shares and options outstanding         2,306,138          2,326,655
                                                    =============       =============


 The accompanying notes are an integral part of the consolidated financial statements.




                                            WESTBRIDGE RESEARCH GROUP
                                                 AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 For the Years Ended November 30, 2005 and 2004


                                  Common                           Paid-in        Accumulated
                                  Stock            Amount          Capital          Deficit            Total
                               ------------     ------------     ------------     ------------      ------------

Balance, November 30, 2003        2,103,438     $  8,479,854     $     95,000     $ (8,040,337)     $    534,517

      Net income                         --               --               --           11,967            11,967
                               ------------     ------------     ------------     ------------      ------------

Balance, November 30, 2004        2,103,438     $  8,479,854     $     95,000     $ (8,028,370)     $    546,484

      Net income                         --               --               --          179,275           179,275
                               ------------     ------------     ------------     ------------      ------------

Balance, November 30, 2005        2,103,438     $  8,479,854     $     95,000     $ (7,849,095)     $    725,759
                               ============     ============     ============     ============      ============


              The accompanying notes are an integral part of the consolidated financial statements.




                                      WESTBRIDGE RESEARCH GROUP
                                            AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Years Ended November 30, 2005 and 2004


                                                                          2005               2004
                                                                     -------------      -------------

Cash flows from operating activities:
     Net income                                                      $     179,275      $      11,967
     Adjustments to reconcile net income to net
        cash flows provided by operating activities:
           Depreciation                                                     13,696             21,888
     Changes in operating assets and liabilities:
           Decrease in accounts receivable                                  46,505             23,381
           (Increase) decrease in inventories                              (25,835)            24,687
           Increase in prepaid expenses
              and other current assets                                     (10,937)            (2,109)
           Increase (decrease) in accounts payable                           7,102            (32,812)
           Increase in accrued expenses                                     78,136             15,042
                                                                     -------------      -------------

                 Net cash flows provided by operating activities           287,942             62,044
                                                                     -------------      -------------

Cash flows from investing activities:
     Purchase of property and equipment                                    (36,597)           (14,612)
                                                                     -------------      -------------

                 Net cash flows used in investing activities               (36,597)           (14,612)
                                                                     -------------      -------------

Cash flows from financing activities:
     Payments on notes payable to related
       parties and long-term debt                                           (7,636)           (10,182)
     Payments on capital lease obligations                                  (3,596)                --
                                                                     -------------      -------------

                 Net cash flows used in financing activities               (11,232)           (10,182)
                                                                     -------------      -------------

Net increase in cash and cash equivalents                                  240,113             37,250

Cash and cash equivalents at beginning of year                             231,754            194,504
                                                                     -------------      -------------

Cash and cash equivalents at end of year                             $     471,867      $     231,754
                                                                     =============      =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                          2005               2004
                                                                     -------------      -------------
Cash paid during the year for:
     Interest                                                        $      11,869      $      23,203
                                                                     =============      =============

     Income taxes                                                    $       1,600      $       3,200
                                                                     =============      =============

Non-cash investing activities:
     Capital lease                                                   $      16,478      $          --
                                                                     =============      =============


        The accompanying notes are an integral part of the consolidated financial statements.

                                                 F-6

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2005 and 2004


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

    The Company maintains a majority of its bank accounts at one financial institution located in California. The accounts at this one bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At November 30, 2005 and 2004, the Company's uninsured cash balances totaled $295,168 and $49,892, respectively. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

    Inventories
    -----------

    Inventories, consisting of agricultural products, are stated at the lower of cost (determined on a first-in, first-out basis) or market.

    Advertising
    -----------

    Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to operations as incurred. Advertising expenses charged to operations totaled $51,211 in 2005 and $38,405 in 2004.

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2005 and 2004


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

     Property and Equipment
     ----------------------

     Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years. Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment. Office furniture and fixtures are depreciated over a five-year period and vehicles are depreciated over a three-year period. Capital leases are amortized using the straight-line method over the estimated useful life or the remaining term of the related lease, whichever is less.

     Shipping and Handling Costs
     ---------------------------

     The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," which was effective in the fourth quarter of fiscal 2000. Consistent with EITF 00-10, the Company has historically classified income from freight charges to customers as "Agricultural product sales." The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $85,700 and $61,800 in 2005 and 2004, respectively.

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

     PRODUCTS WARRANTY

     The Company warrants its products against defects in workmanship. The warranty accrual at November 30, 2005 and 2004 was $16,579 and $17,982, respectively. The accrual is based on an estimate of the cost to be incurred based on the claims received and historical experience.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2005 and 2004


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

     Sales to Major Customers
     ------------------------

     A majority of the Company's domestic sales are concentrated in Washington, California, Arizona and Texas, a majority of the Company's foreign sales are concentrated in Peru and Korea. For the years ended November 30, 2005 and 2004 four customers represented 69% of accounts receivable. These four customers sales were as follows:

                                                         Percent of Sales
                                                         ----------------
                                      Customer           2005        2004
                                      --------           ----        ----
                                    A (Domestic)         4.8%        7.0%
                                    B (Domestic)         0.9%        1.1%
                                    C (Domestic)         1.7%        1.8%
                                    D (Foreign)         11.4%       14.0%

     Net Income Per Share
     --------------------

     Basic loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,306,138 for 2005, and 2,326,655 for 2004.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                              Year Ended November 30,
                                                               2005             2004
                                                           ------------     ------------
     Numerator for earnings per common share               $    179,275     $     11,967
                                                           ------------     ------------

     Denominator for basic earnings per common share          2,103,438        2,103,438
                                                           ------------     ------------

     Effect of dilutive securities                              202,700          223,217
                                                           ------------     ------------

     Denominator for diluted earnings per common share        2,306,138        2,326,655
                                                           ------------     ------------

     Net income per common share:
          Basic                                            $       0.09     $       0.01
                                                           ============     ============

          Diluted                                          $       0.08     $       0.01
                                                           ============     ============

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2005 and 2004


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

     Research and Development
     ------------------------

     It is the Company's policy to expense research and development costs when incurred. During the years ended November 30, 2005 and 2004, the Company expensed $139,046 and $127,360, respectively, of research and development costs.

     Stock Based Compensation
     ------------------------

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). The Statement of Financial Accounting Standards (SFAS) no. 148 amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. At November 30, 2005 and 2004, the Company has stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2005 and 2004


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

     Under SFAS No.148, the fair value of each option granted during the years ended November 30, 2005 and 2004 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk-free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS No.123, reported net income and income per common share would have been as follows:

                                                               For the Year Ended November 30,
                                                                   2005                2004
                                                              --------------     --------------
         Net Income, as reported                              $      179,275     $       11,967
         Add back: Stock-based employee
              compensation expense included in reported
              net loss, net of related tax effects                        --                 --
         Deduct: Total stock-based employee
              compensation expenses determined under fair
              value method for all awards, net of related
              tax effects                                                 --                 --
                                                              --------------     --------------
         Pro forma net income                                 $      179,275     $       11,967
                                                              ==============     ==============
         Earnings per share - basic:
              As reported                                     $         0.09     $         0.01
                                                              ==============     ==============
              Pro forma                                       $         0.09     $         0.01
                                                              ==============     ==============
         Earnings per share - diluted:
              As reported                                     $         0.08     $         0.01
                                                              ==============     ==============
              Pro forma                                       $         0.08     $         0.01
                                                              ==============     ==============

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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2005 and 2004


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

     As of November 30, 2005, there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to our financial position, operating results or financial statement disclosures.

     In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principles and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, results of operations and cash flows.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2005 and 2004


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


NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following at November 30:

                                           2005                2004
                                      -------------       -------------

         Raw materials                $     106,944       $      99,739
         Finished goods                      55,533              36,903
                                      -------------       -------------

                                            162,477             136,642
         Reserve for obsolescence            (3,530)             (3,530)
                                      -------------       -------------

                                      $     158,947       $     133,112
                                      =============       =============

     Certain of the Company's raw materials are obtained from a limited number of suppliers.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2005 and 2004


NOTE 4 - LONG-TERM ACCOUNT RECEIVABLE
-------------------------------------

     At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings. At November 30, 2005, the land is subject to a Mexican court pending foreclosure sale.

     The long term account receivable and related allowance for doubtful accounts at November 30 is as follows:

                                                           2005               2004
                                                      -------------      -------------
         Long-term account receivable                 $     451,270      $     451,270
         Allowance for doubtful long-term account          (321,270)          (321,270)
                                                      -------------      -------------

                                                      $     130,000      $     130,000
                                                      =============      =============

NOTE 5 - INTANGIBLE ASSETS
--------------------------

     For the year ended November 30, 2001 the Company reported net purchased formulas and prepaid royalties of $97,176. During 2002 the Company exercised its right to purchase the formula, for which the royalty fee was based upon (Note 2), for $64,000. In 2002 the Company adopted SFAS 142. The adoption of SFAS 142 directed the Company to discontinue amortizing its intangible assets and annually review them for impairment. Management believes the assets have an indefinite life. The value of the unamortized intangibles as of November 30, 2005 and 2004 is $151,600.


NOTE 6 - ACCRUED EXPENSES
-------------------------

     Accrued expenses consist of the following at November 30:

                                             2005              2004
                                         -----------       -----------

         Accrued payroll                 $    79,176       $        --
         Accrued vacation                     27,409            20,209
         Auditing fees                        20,039            17,156
         Warranty                             16,579            17,982
         Sales commissions                     6,229            12,863
         Other                                   358             3,444
                                         -----------       -----------

                                         $   149,790       $    71,654
                                         ===========       ===========

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2005 and 2004


NOTE 7 - LONG-TERM DEBT
-----------------------

                                                                              2005                2004
                                                                       -----------------    -----------------
       Notes payable to an individual, with simple
       interest at 8%. Principal and accrued interest
       was initially due September 1, 2004 however
       these notes were extended through
       September 1, 2006. Amount includes
       accrued interest of $0 and $156 at
       November 30, 2005 and 2004, respectively.                       $          19,158    $          21,384
                                                                       -----------------    -----------------

             Less:  Current portion                                              (19,158)                 (--)
                                                                       -----------------    -----------------

             Long term portion                                         $              --    $          21,384
                                                                       =================    =================


NOTE 8 - NOTES PAYABLE TO RELATED PARTIES
-----------------------------------------

     At November 30, notes payable to related parties were as follows:

                                                                                        2005                2004
                                                                                 -----------------   ------------------
           Notes payable to various related parties with simple interest at 8%
           collateralized by a subordinated security interest in substantially all assets of the Company. Principal and accrued interest were initially due September 1, 2004, however during 2004, these notes were extended to September 1, 2006. Amounts include accrued interest of $0 and $1,423 at November 30, 2005 and 2004,
           respectively.                                                         $          92,703   $          103,675

           Note payable to related party with simple interest compounded annually at prime plus 1% which at November 30, 2005 and 2004 was 8%
           and 5.75%, respectively. Collateralized by a sub- ordinated security interest in substantially all assets of the Company. Principal and accrued interest originally due at maturity in June 1995. During 2004 the due date was extended to September 1, 2006. Amounts include accrued interest of $34,864 and $29,302 at November
           30, 2005 and 2004, respectively.                                                 84,864               79,302
                                                                                 -----------------   ------------------

                 Total notes payable to related parties                                    177,567              182,977

                 Less: Current portion                                                    (177,567)                (--)
                                                                                 -----------------   -----------------

                 Notes payable to related parties, long-term                     $              --   $          182,977
                                                                                 =================   ==================

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2005 and 2004


NOTE 9 - STOCK OPTIONS
----------------------

     During fiscal 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 shares of the Company's common stock may be granted to key employees and officers of the Company. Under the 1994 Plan, stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant. Options vest 40% upon grant and 12% each grant date anniversary until fully vested and expire at the earlier of five years from that date of grant or 90 days after termination of employment. The remaining 20,000 options granted under this plan expired unexercised in September 2005.

     During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. The full 123,334 options granted under the 2001 Plan are vested and remain unexercised at November 30, 2005.

     During fiscal 2004, the Company granted non-qualified stock options to acquire 5,000 shares at $0.25 per share to an employee. One third of the options vest immediately and one third will vest at the completion of each of the following two years of employment. The options will expire in August, 2014. Two thirds of these options remain outstanding and exercisable at November 30, 2005.

     At November 30, 2005, a total of 100,000 and 275,000 shares remain reserved and available for future stock option grants under the 1994 and 2001 Plans, respectively.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2005 and 2004


     NOTE 9 - STOCK OPTIONS (Continued)
     ----------------------

     A summary of the stock option activity under the 1994 and 2001 Plans is as follows:

                                                                                                     Weighted
                                                                                  Exercise            Average
                                                                  Stock           Price Per          Price Per
                                                                 Options            Share              Share
                                                            ----------------   ---------------     -------------

     Outstanding at November 30, 2003                                140,000      $0.25 - 1.00     $        0.41
     Granted                                                           5,000              0.25              0.25
                                                            ----------------   ---------------     -------------

     Outstanding at November 30, 2004                                145,000      $0.25 - 1.00              0.35
     Expired                                                          20,000              1.00              1.00
                                                            ----------------   ---------------     -------------

     Outstanding at November 30, 2005                                125,000   $          0.25     $        0.25
                                                            ================   ===============     =============

     Vested stock options at November 30, 2005                       122,334
                                                            ================

     Weighted average remaining contractual life                   6.2 years
                                                            ================

     In addition to the stock option activity under the 1994 and 2001 Plans, the following non-qualified stock options have been granted:

     During fiscal 2000, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expired in December 2004.

     During fiscal 2000, the Company granted non-qualified stock options to acquire 10,000 shares at $1.00 per share to an employee. The options immediately vest upon grant and expired in August 2005.

     During fiscal 2001, the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors. The options immediately vest upon grant and expire in December 2005. All of these options remain outstanding and exercisable at November 30, 2005.

     During fiscal 2002, the Company granted non-qualified stock options to acquire 15,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant and expire in July 2012. All of these options remain outstanding and exercisable at November 30, 2005.

     During fiscal 2003, the Company granted non-qualified stock options to acquire 30,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant. Due to the retirement of two of the members of the Board of Directors, 10,000 of these options expired unexercised in September, 2004, and another 10,000 expired unexercised in January, 2005. Of the remaining 10,000 options, 5,000 expire December 2012 and 5,000 in November 2013. The remaining 10,000 options remain outstanding and exercisable at November 30, 2005.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2005 and 2004


NOTE 9 - STOCK OPTIONS (Continued)
----------------------

     During fiscal 2003, the Company granted non-qualified stock options to acquire 12,000 shares at $0.25 per share to a member of the Board of Directors for advertising services rendered. The options immediately vest upon grant and expire in March 2013. All of these options remain outstanding and exercisable at November 30, 2005.

     During fiscal 2004, the Company granted non-qualified stock options to acquire 5,000 shares at $0.25 per share to a member of the Board of Directors. The options immediately vest upon grant and expire in November 2014. All of these options remain outstanding and exercisable at November 30, 2005.

     During fiscal 2005, the Company granted non-qualified stock options to acquire 10,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant and expire in November 2015. All of these options remain outstanding and exercisable at November 30, 2005.

     The Company has elected to account for nonqualified grants and grants under its 1994 and 2001 Plans following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the years ended November 30, 2005 and 2004.


NOTE 10 - COMMITMENTS
---------------------

     The Company leases its facilities under a non-cancelable operating lease that expires March 31, 2008. The lease agreement contains a two year renewal option. Rent is being expensed on a straight line basis over the term of the lease. The Company also leased certain of its property and equipment through capital leases, which have either expired or expire through May 2009. Capitalized leases included in property and equipment amounted to approximately $62,078, before accumulated depreciation of $47,248 and $45,600 as of November 30, 2005 and 2004, respectively. The Company paid all of the outstanding interest on its capital lease entered into in 2005. Minimum future obligations under the operating and capital leases as of November 30, 2005 are as follows:

                                          Year ending                          Operating              Capital
                                         November 30,                            Leases                Lease
                                         ------------                      ------------------   -----------------
                                              2006                         $           92,566   $           3,865
                                              2007                                     95,342               3,865
                                              2008                                     32,093               3,865
                                              2009                                         --               1,288
                                                                           ------------------   -----------------

                 Total minimum lease payments                              $          220,001              12,883
                                                                           ==================   -----------------

                 Less: Current portion                                                                     (3,865)
                                                                                                -----------------
                 Long term portion                                                              $           9,018
                                                                                                =================

     Rent expense under the non-cancelable operating lease was $90,090 and $87,466 for the years ended November 30, 2005 and 2004, respectively.

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2005 and 2004


NOTE 11 - INCOME TAXES
----------------------

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of November 30:

                                                 2005               2004
                                              --------------     --------------
     Deferred tax assets
       Net operating loss carryforwards       $    1,030,000     $    1,103,000
       Other                                          17,000             43,000
                                              --------------     --------------
          Gross deferred tax assets                1,047,000          1,146,000
       Less valuation allowance                   (1,047,000)        (1,146,000)
                                              --------------     --------------

     Net deferred tax assets                  $           --     $           --
                                              ==============     ==============

     Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance decreased by $99,000 from 2004 and by $214,000 from 2003.

     At November 30, 2005, the Company has a federal income tax net operating loss carry forward of approximately $2,956,000. The federal net operating loss carry forwards begin expiring in 2005 and continue to expire through the year 2023. At November 30, 2005 the Company has no California net operating loss carry forward.

     Use of the Company's net operating loss carry forwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

     A reconciliation of the effective tax rates with the federal statutory rate is as follows as of November 30:

                                                                             2005                  2004
                                                                      -----------------     -----------------
     Income tax expense (benefit) at 35% statutory rate               $          62,200     $           5,700
     Change in valuation allowance                                              (99,000)             (214,000)
     Nondeductible expenses                                                       3,200                 1,500
     Adjustment to carryforwards                                                 42,300               210,800
     State income taxes                                                          10,500                 1,600
     Other                                                                      (17,600)               (4,000)
                                                                      -----------------     -----------------

                                                                      $           1,600     $           1,600
                                                                      =================     =================

     The Company has federal and California tax credit carryforwards of $11,000 and $6,000 which begin to expire in 2016 and 2008, respectively.

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

                                    PART III


                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                               OF THE EXCHANGE ACT

         The executive officers and directors of the Company, as of November 30,2005, were as follows:

                                           PRINCIPAL OCCUPATION AND BUSINESS                   YEAR FIRST
       NAME               AGE            EXPERIENCE DURING THE PAST FIVE YEARS              BECAME DIRECTOR
       ----               ---            -------------------------------------              ---------------

Christine Koenemann        52           Christine Koenemann was elected                           1995
                                        President and appointed as a Director of
                                        the Company on March 2, 1995. She has
                                        worked for the Company for the past 22
                                        years in varying positions including
                                        Operations Manager, Shareholder
                                        Relations Liaison, Director of
                                        Administration, and Assistant Treasurer.
                                        She attended Indiana University School
                                        of Business and worked in retail
                                        management for five years.


William Fruehling          65           Mr. Fruehling was appointed to the Board                  1997
                                        of Directors in April 1997. Mr.
                                        Fruehling is the founder and President
                                        of Fruehling Communications, a San Diego
                                        based advertising and public relations
                                        company which focuses on Western and
                                        Sunbelt agriculture. Prior to starting
                                        Fruehling Communications, Mr. Fruehling
                                        worked extensively in the Advertising
                                        industry with regard to agribusiness. He
                                        managed The Elanco Products Crop
                                        Protection Chemical account in the
                                        Southern and Western United States, as
                                        well as the Monsanto Account with regard
                                        to Hybrid Seed Corn, for Creswell,
                                        Munsell, Fultz & Zirbel in Cedar Rapids,
                                        Iowa.

Mark Cole                  42           Mr. Cole received his Bachelors Degree                    2005
                                        in Business Administration (Accounting)
                                        from San Diego State University in 1990.
                                        After receiving his degree Mark spent 8
                                        years as an audit professional with Big
                                        4 public accounting firms and later
                                        served as Managing Director for the CPA
                                        firm of Cole and Company. He served as
                                        CFO of Salient Networks, and he
                                        currently acts as Corporate Controller
                                        for Ashworth, Inc. Mark is also a member
                                        of the California State Society of CPAs.
                                        He was appointed as a Director of the
                                        Company April 7, 2005.

         Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate remuneration paid in fiscal 2005:

          Name of Individual            Capacities in which          Aggregate
         or Identity of Group         Remuneration is Received      Remuneration
         --------------------         ------------------------      ------------

         Christine Koenemann          President                     $   86,667

         All Executive Officers                                     $   86,667
         as a group (1 person)


         During fiscal 2001 the Company granted non-qualified stock options to acquire 15,000 shares at $1.00 per share to members of the Board of Directors for services rendered. These options immediately vest upon grant and expire December 2005. All of these options are outstanding and exercisable at November 30, 2005.

         During fiscal 2003 and 2004 the Company granted non-qualified stock options to acquire 30,000 and 5,000 shares, respectively, all at $0.25 per share to members of the Board of Directors for services rendered. All of the options immediately vest upon grant. Due to the retirement of two of the members of the Board of Directors, 10,000 of the options granted in fiscal 2003 expired unexercised in September, 2004, and another 10,000 expired unexercised in January, 2005. Of the remaining options granted in fiscal 2003, 5,000 expire November 2012 and 5000 expire November 2013. The options issued in fiscal 2004 expire in November 2014. 15,000 options are outstanding and exercisable at November 30, 2005.

         During fiscal 2003, the Company granted non-qualified stock options to acquire 12,000 shares at $0.25 per share to a member of the Board of Directors for advertising services rendered. The options immediately vest upon grant and expire in March, 2013. All of these options remain outstanding and exercisable at November 30, 2005.

         During fiscal 2005 the Company granted non-qualified stock options to acquire 10,000 shares at $0.25 per share to members of the Board of Directors for services rendered. These options immediately vest upon grant and expire November 2015. All of these options are outstanding and exercisable at November 30, 2005.

Employee Incentive Stock Option Plan
------------------------------------

         During 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 common shares may be granted at fair market value. During fiscal 1997 the Company granted options to acquire 50,000 shares at $0.50 per share to its President. These 50,000 options expired unexercised in April 2002. During the year ended November 30, 2005, no shares had been issued under the 1994 Plan and 20,000 options at an exercise price of $1.00 per expired unexercised in September 2005.

         During fiscal 2000 the Company granted non-qualified stock options to acquire 10,000 shares at $1.00 per share to an employee. The options immediately vest upon grant and expired in August 2005.

         During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. During fiscal 2002, the Company granted options to acquire 100,000 shares at $0.25 per share to its President and options to acquire a total of 25,000 shares at $0.25 per share to two employees. The options vest upon grant and expire in July 2012. During fiscal 2003, options to acquire 5,000 shares expired due to the termination of an employee. During fiscal 2004, the Company granted options to acquire 5,000 shares at $0.25 per share to an employee. One third of the options vest upon grant and one-third will vest at the completion of each of the following two years. These options will expire in August, 2014. Options to acquire 123,334 shares remain outstanding and exercisable at November 30, 2005.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 30, 2005, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

                                                                                W/O Exercise
                                                  Amount and Nature of           Percent of            Percent of
             Name of Beneficial Owner             Beneficial Ownership            Class (4)            Class (5)
             ------------------------             --------------------            ---------            ---------

             Christine Koenemann                       102,700 (1)                    *                   4.7
             1150 Joshua Way
             Vista, CA  92083

             Albert L. Good                            182,300                       8.7                  8.7
             14550 Castle Rock Road
             Salinas, CA  93908

             Kenneth P. Miles                          119,867                       5.7                  5.7
             8 Avenida Andra
             Palm Desert, CA  92260

             William Fruehling                          42,000 (2)                    *                   2.0
             5416 Renaissance Avenue
             San Diego, CA  92122


             Mark Cole                                   5,000                        *                    *

             All Directors & Officers                  149,700                        *                   6.4
               as a Group (3 persons)

             * less than 1%

(1) Consists in part of exercisable options to purchase 100,000 shares at $0.25 per share.

(2) Consists of exercisable options to purchase 20,000 at $1.00 per share and 12,000 shares at $0.25 per share.

(3)      Consists of exercisable options to purchase 5,000 at $1.00 per share.

(4) Calculated as if no options were exercised and 2,103,438 shares outstanding.

(5) Calculated as if only that (those) shareholder's(s') options/warrants exercisable within 60 days were exercised and no other options/warrants were exercised.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None

                 ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The following are the fees billed us by our auditors, PKF for services rendered thereby during 2005 and 2004:

                                               2005                  2004
                                               ----                  ----
              Audit Fees                     $26,400               $22,917
              Audit Related Fees                  --                    --
              Tax Fees                         2,500                 2,500
              All Other Fees                      --                    --

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

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K.

(a) 1. The following financial statements of the Company are included in Item 7:

                 Consolidated Balance Sheets at November 30, 2005 and 2004

                 Consolidated Statements of Operations for each of the
                   two years ended November 30, 2005

                 Consolidated Statements of Shareholders' Equity for each of the two years ended November 30, 2005

                 Consolidated Statements of Cash Flows for each of the
                   two years ended November 30, 2005

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

                                              WESTBRIDGE RESEARCH GROUP


                                              By /S/ CHRISTINE KOENEMANN
                                                 ------------------------------
                                                 Christine Koenemann, President
                                                 Principal Executive Officer
                                                 Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                       TITLE                     DATE
         ---------                       -----                     ----


/S/ CHRISTINE KOENEMANN                 Director              March 15, 2006
------------------------------
Christine Koenemann


/S/ WILLIAM FRUEHLING                   Director              March 15, 2006
------------------------------
William Fruehling


/S/ MARK COLE                           Director              March 15, 2006
------------------------------
Mark Cole


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