Form 10QSB
period 2006-02-28
WESTBRIDGE RESEARCH GROUP
filed 2006-04-19
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended February 28, 2006

Commission file number 2-92261


                            WESTBRIDGE RESEARCH GROUP
                            -------------------------

           California                                          95-3769474
           ----------                                          ----------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)


          1150 Joshua Way
         Vista, California                                        92081
         -----------------                                        -----
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number,
including area code:                                          (760) 599-8855
                                                              --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of February 28, 2006.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                      FEBRUARY 28,  NOVEMBER 30,
                                                          2006         2005
                                                      (UNAUDITED)    (AUDITED)
                                                      ----------     ----------

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                                  $  234,137     $  471,867
Trade accounts receivable, less
     allowance for doubtful accounts of
     $8,870 and $8,870 respectively                      345,237        106,033
Inventories                                              214,157        158,947
Prepaid expenses and other
         current assets                                   53,264         35,805
                                                      ----------     ----------

         TOTAL CURRENT ASSETS                            846,795        772,652


PROPERTY AND EQUIPMENT                                   640,300        637,788
         Less accumulated depreciation                 [575,217]      [570,225]
                                                      ----------     ----------

                  Net Property and Equipment              65,083         67,563


INTANGIBLE ASSET                                         151,600        151,600
LONG TERM ACCOUNTS RECEIVABLE, net                       130,000        130,000
                                                      ----------     ----------
TOTAL ASSETS                                          $1,193,478     $1,121,815
                                                      ==========     ==========


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                      FEBRUARY 28,  NOVEMBER 30,
                                                         2006          2005
                                                      (UNAUDITED)    (AUDITED)
                                                      ----------    ----------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Accounts payable                                      $  130,769    $   36,658
Accrued expenses                                          94,036       149,790
Current portion of capital lease                           3,865         3,865
Current portion of long-term debt                         18,611        19,158
Current portion of notes payable to related parties      178,133       177,567
                                                      ----------    ----------
TOTAL CURRENT LIABILITIES                                425,414       387,038



Capital lease, net of current portion                      8,052         9,018
Long-term debt, net of current portion                        --            --
Notes payable to related parties,
     net of current portion                                   --            --
                                                      ----------     ----------

TOTAL LIABILITIES                                        433,466       396,056
                                                      ----------     ----------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares                8,479,854     8,479,854

Paid in capital:                                          95,000        95,000
Accumulated deficit                                   [7,814,842]   [7,849,095]
                                                      ----------     ----------

         TOTAL SHAREHOLDERS' EQUITY                      760,012       725,759
                                                      ----------     ----------

         TOTAL LIABILITIES &
         SHAREHOLDERS' EQUITY                         $1,193,478    $1,121,815
                                                      ==========    ==========


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                     FEBRUARY 28,   FEBRUARY 29,
                                                        2006            2005
                                                     --------------------------

NET SALES                                            $  520,360      $  412,460

COST OF SALES                                           190,159         133,131
                                                     ----------      ----------
GROSS PROFIT                                            330,201         279,329
                                                     ----------      ----------

OPERATING EXPENSES
      Research and development                           22,968          24,047
      Selling                                           183,495         117,702
      General and administration                         85,036          65,827
                                                     ----------      ----------

      TOTAL OPERATING EXPENSES                          291,499         207,576
                                                     ----------      ----------

      Operating income                                   38,702          71,753

OTHER INCOME [EXPENSE]
      Interest expense                                  [4,469]         [4,274]
      Interest income                                     1,620             547
                                                     ----------      ----------

Income before income taxes                               35,853          68,026

Provision for income taxes                              [1,600]         [1,600]
                                                     ----------      ----------

      Net income                                     $   34,253      $   66,426
                                                     ==========      ==========

Basic earnings per common share                      $     0.02      $     0.03
                                                     ==========      ==========
Weighted average shares outstanding                   2,103,438       2,103,438
                                                     ==========      ==========

Diluted earnings per common share                    $     0.01      $     0.03
                                                     ==========      ==========

Weighted average shares and options outstanding       2,295,438       2,321,372
                                                     ==========      ==========


                     See accompanying notes to consolidated
                        condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                 FEBRUARY 28,      FEBRUARY 29,
                                                    2006              2005
                                                 -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $     34,253      $     66,426

Adjustments to reconcile net loss
to net cash used in operating activities:

Depreciation and amortization                           4,992             2,676
Interest addition on notes payable and notes
    payable to related parties                          3,811             3,720


Changes in Operating Assets and Liabilities:

      Increase in trade accounts receivable          [239,204]         [192,589]
      Increase in inventories                         [55,210]           [7,249]
      Increase in prepaid expenses                    [17,459]          [15,226]
      Increase in accounts payable                     94,111            70,634
      Decrease in accrued liabilities                 [55,754]           [9,570]
                                                 ------------      ------------

Net cash used in operating activities                [230,460]          [81,178]
                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     [2,512]           [3,124]
                                                 ------------      ------------

Net cash used in investing activities                  [2,512]           [3,124]
                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                    [966]               --
Payments on notes payable and notes payable
    to related parties                                 [3,792]           [7,896]
                                                 ------------      ------------

Net cash used in financing activities                  [4,758]           [7,896]
                                                 ------------      ------------


DECREASE IN CASH                                     [237,730]          [92,198]

CASH AT BEGINNING OF PERIOD                           471,867           231,754
                                                 ------------      ------------
CASH AT END OF PERIOD                            $    234,137      $    139,556
                                                 ============      ============

                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION:

              The consolidated condensed balance sheet as of February 28, 2006 and November 30, 2005, the consolidated condensed statements of operations for the three-month periods ended February 28, 2006, and 2005, respectively, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by Westbridge Research Group and Subsidiary ("Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2005 Annual Report on Form 10-KSB, filed March 15, 2006. The results of operations for the quarter ended February 28, 2006, are not necessarily indicative of the operating results for the full year.


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

      Shipping and Handling Costs
      ---------------------------

      The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $14,800 and $14,100 for the three month periods ended February 28, 2006, and 2005, respectively.

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

      Net Income Per Share
      --------------------

      Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,295,438 for the period ending February 28, 2006, and 2,321,372 for the period ending February 28, 2005.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                            Period Ended February 28,
                                                                2006          2005
                                                           ------------  ------------
      Numerator for earnings per common share              $     34,253  $     66,426
                                                           ------------  ------------
      Denominator for basic earnings per common share         2,103,438     2,103,438
                                                           ------------  ------------

      Effect of dilutive securities                             192,000       217,934
                                                           ------------  ------------

      Denominator for diluted earnings per common share       2,295,438     2,321,372
                                                           ------------  ------------

      Net income per common share:
      Basic                                                $       0.02  $       0.03
                                                           ============  ============
      Diluted                                              $       0.01  $       0.03
                                                           ============  ============

      Recent Accounting Pronouncements
      --------------------------------

      In December 2004, the FASB issued SFAS 123(R), "SHARE-BASED PAYMENT," ("SFAS No. 123R") a revision to SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." This statement supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company's equity securities. SFAS No. 123R requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The provisions of SFAS No. 123R are effective as of the first interim reporting period beginning after December 15, 2005. The Company currently adopted SFAS No. 123R with no material impact on its financial position or results of operations.

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

      In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 ("FAS No. 155"). This statement resolves issues addressed in FAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS No. 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
      (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS No. 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply FAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The Company does not expect the adoption of FAS No. 155 to have a material impact on the Company's financial statements.

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

      Prior to December 1, 2005, the Company accounted for stock option awards granted under the Company's share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT, ("SFAS 123R") using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three months ended February 28, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in no charge to net earnings for the three months ended February 28, 2006.

B.       RECLASSIFICATION:

              None


C.       SUBSEQUENT EVENTS:

              None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

         Net product sales for the first quarter of fiscal 2006 were $520,360, representing an increase of 26% over the same period in 2005. This increase is primarily due to sales to domestic growers.

         Cost of sales as a percentage of net sales increased to 37% for the quarter ended February 28, 2006 as compared with 32% for the same period in the prior year. This increase is primarily due to an increase in sales of lower margin products during the quarter.

         Operating expenses for the three month period ended February 28, 2006 increased by 40%, or $83,923, from the same period in the prior year. This increase is primarily due to selling expense as discussed below.

         Research and development expenses decreased by $1,080, or 4% from the prior year's first quarter.

         Selling expenses, as a percentage of net sales for the three month period ended February 28, 2006, increased to approximately 35% compared with 28% for the same period in the prior year. This increase is primarily due to the addition of a new salesperson in December 2005, an increase in commission expense and travel expenses.

         General and administrative expenses during the three month period ended February 28, 2006 increased by $19,210 or 29%, compared with the same period in the prior year. This increase is primarily due to increased salaries, increased travel and meals, and increased legal costs.

         Net income for the quarter ended February 28, 2006 was $34,253 or $.02 per common share compared with net income of $66,426 or $.03 per common share for the same period in the prior year. This decrease is primarily due to the product sales mix yielding a lower profit margin and additional selling expenses and general and administrative expenses.

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

         Working capital was $421,381 at February 28, 2006, an increase of $35,767, from $385,614 at November 30,
2005 .

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.  OTHER INFORMATION
                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       EXHIBITS
                  None

         B.       REPORTS ON FORM 8-K
                  Form 8-K filed April 3, 2006 providing notification of the employment contract for the President, Ms. Christine Koenemann.

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



Date:  April 19, 2006