Form 10QSB
period 2006-05-31
WESTBRIDGE RESEARCH GROUP
filed 2006-07-21
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended May 31, 2006

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
                                                              --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of May 31, 2006.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                    MAY 31,       NOVEMBER 30,
                                                     2006            2005
                                                  (UNAUDITED)      (AUDITED)
                                                  ----------      ----------
  ASSETS
  ------

CURRENT ASSETS
Cash                                              $  506,823      $  471,867
Trade accounts receivable, less
     allowance for doubtful accounts of
     $8,870 and $8,870 respectively                  568,172         106,033
Inventories                                          209,822         158,947
Prepaid expenses and other
         current assets                               44,383          35,805
                                                  ----------      ----------
         TOTAL CURRENT ASSETS                      1,329,200         772,652


PROPERTY AND EQUIPMENT                               690,702         637,788
         Less accumulated depreciation              [580,209]       [570,225]
                                                  ----------      ----------

                  Net Property and Equipment         110,493          67,563


INTANGIBLE ASSET                                     151,600         151,600
LONG TERM ACCOUNTS RECEIVABLE, net                   130,000         130,000
                                                  ----------      ----------

TOTAL ASSETS                                      $1,721,293      $1,121,815
                                                  ==========      ==========

                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                       MAY 31,      NOVEMBER 30,
                                                        2006            2005
                                                     (UNAUDITED)      (AUDITED)
                                                     ----------      ----------
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
Accounts payable                                     $  252,170      $   36,658
Accrued expenses                                         91,154         149,790
Current portion of capital lease                          3,865           3,865
Current portion of note payable - vehicle                 8,038              --
Current portion of long-term debt                        15,578          19,158
Current portion of notes payable to related parties     165,028         177,567
                                                     ----------      ----------
TOTAL CURRENT LIABILITIES                               535,833         387,038


Capital lease, net of current portion                     7,085           9,018
Note payable - Vehicle                                   27,753              --
Long-term debt, net of current portion                       --              --
Notes payable to related parties,
     net of current portion                                  --              --
                                                     ----------      ----------

TOTAL LIABILITIES                                       570,671         396,056
                                                     ----------      ----------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares               8,479,854       8,479,854

Paid in capital:                                         95,000          95,000
Accumulated deficit                                  [7,424,232]     [7,849,095]
                                                     ----------      ----------

         TOTAL SHAREHOLDERS' EQUITY                   1,150,622         725,759
                                                     ----------      ----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                        $1,721,293      $1,121,815
                                                     ==========      ==========

                     See accompanying notes to consolidated
                         condensed financial statements.


                                   WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                 THREE MONTHS                    SIX MONTHS
                                                 ENDED MAY 31                   ENDED MAY 31
                                            2006            2005            2006             2005
                                         ----------      ----------      ----------      ----------
NET SALES                                $1,401,952      $  818,180      $1,922,313      $1,230,640

COST OF SALES                               657,981         289,846         848,139         422,977
                                         ----------      ----------      ----------      ----------
GROSS PROFIT                                743,971         528,334       1,074,174         807,663
                                         ----------      ----------      ----------      ----------

OPERATING EXPENSES
    Research and development                 36,293          29,593          59,261          53,640
    Selling                                 228,324         175,252         411,819         292,954
    General and administration               86,350          81,849         171,386         147,676
                                         ----------      ----------      ----------      ----------
    TOTAL OPERATING EXPENSES                350,967         286,694         642,466         494,270
                                         ----------      ----------      ----------      ----------

    Operating income                        393,004         241,640         431,708         313,393

OTHER INCOME (EXPENSE)
    Interest expense                         [4,191]         [4,097]         [8,659]         [8,371]
    Interest income                           1,795             667           3,414           1,214
    Other income                                 --               8              --               8
                                         ----------      ----------      ----------      ----------

    Income before income taxes              389,608         238,218         426,463         306,244

Provision for income taxes                       --              --          [1,600]         [1,600]
                                         ----------      ----------      ----------      ----------

    Net income                           $ 390,608       $  238,218      $  424,863      $  304,644
                                         ==========      ==========      ==========      ==========

Basic earnings per common share          $      .19      $      .11      $      .20      $      .14
                                         ==========      ==========      ==========      ==========

Weighted average shares outstanding       2,103,438       2,103,438       2,103,438       2,103,438
                                         ==========      ==========      ==========      ==========

Diluted earnings per common share        $      .17      $      .10      $      .19      $      .13
                                         ==========      ==========      ==========      ==========

Weighted average shares, option
    and warrants outstanding              2,280,438       2,315,438       2,281,688       2,321,271
                                         ==========      ==========      ==========      ==========


                                    See accompanying notes to consolidated
                                        condensed financial statements.



                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                               SIX MONTHS ENDED
                                                             MAY 31,       MAY 31,
                                                              2006          2005
                                                            --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $424,863      $304,644

Adjustments to reconcile net income
to net cash provided by operating
activities:

Depreciation and amortization                                  8,454         5,352
Interest addition on notes payable and notes
    payable to related parties                                 4,095            --

Changes in Operating Assets and Liabilities:
      Increase in trade accounts receivable                 [462,139]     [333,002]
      Increase in inventories                                [50,875]      [15,421]
      Increase in prepaid expenses                            [8,578]       [5,871]
      Increase in accounts payable                            215,512        61,731
      Decrease in accrued liabilities                        [58,636]       [3,561]
                                                            --------      --------
Net cash provided by operating activities                     72,696        13,872
                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                           [13,452]       [6,704]
                                                            --------      --------

Net cash used in investing activities                        [13,452]       [6,704]
                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                         [1,933]       [1,019]
Payments on notes payable and notes payable
    to related parties                                       [23,884]       [6,045]
                                                            --------      --------

Net cash used in financing activities                        [25,817]       [7,064]
                                                            --------      --------

INCREASE IN CASH                                              34,956           104

CASH AT BEGINNING OF PERIOD                                  471,867       231,754
                                                            --------      --------

CASH AT END OF PERIOD                                       $506,823      $231,858
                                                            ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest                                              $  4,825      $  5,708
                                                            ========      ========
      Taxes                                                 $  1,600      $  1,600
                                                            ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Financing of truck                                         $ 39,461      $     --
                                                           ========      ========
Capital lease of forklift                                  $     --      $ 16,478
                                                           ========      ========

                See accompanying notes to consolidated condensed
                              financial statements.

                                      -5-

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION:

             The accompanying unaudited condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in the management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2005 Annual Report on Form 10-KSB, filed March 15, 2006. The results of operations for the quarter ended May 31, 2006, are not necessarily indicative of the operating results for the full year.


      Inventories
      -----------

      Inventory, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.

      Advertising
      -----------

      Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to expense as incurred.

      Intangible Assets
      -----------------

      Prior to 2002 the Company recorded formulas and processes as intangible assets, reporting them at amortized cost, and amortizing them on a straight-line basis over the lesser of ten years or their estimated useful lives. In 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS142), "Goodwill and Other Intangible Assets".

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

       Shipping and Handling Costs
       ---------------------------

       The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $48,300 and approximately $31,400 for the three month periods ended May 31, 2006 and May 31, 2005, respectively. Shipping and handling costs for the six month periods ended May 31, 2006 and May 31, 2005 were approximately $63,100 and $45,500, respectively.

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

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                           Three Months Ended              Six Months Ended
                                         May 31, 2006 and 2005            May 31, 2006 and 2005
                                         ---------------------            ---------------------
Numerator for earnings
   per common share                   $  390,608      $  238,218      $  424,863      $  304,644

                                      ----------      ----------      ----------      ----------
Denominator for basic earnings
   per common share                    2,103,438       2,103,438       2,103,438       2,103,438
                                      ----------      ----------      ----------      ----------

Effect of dilutive securities            177,000         217,833         178,250         217,833
                                      ----------      ----------      ----------      ----------

Denominator for diluted earnings
   per common share                    2,280,438       2,315,438      2,281,688       2,321,271
                                      ----------      ----------      ----------      ----------

Net income per common share:
Basic                                 $     0.19      $     0.11      $     0.20      $     0.14
                                      ==========      ==========      ==========      ==========
Diluted                               $     0.17      $     0.10      $     0.19      $     0.13
                                      ==========      ==========      ==========      ==========

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

      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 ("SFAS No. 155"). This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS No. 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
      (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company's financial statements.

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

      Stock Based Compensation
      ------------------------

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). The SFA 148 amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

      Prior to December 1, 2005, the Company accounted for stock option awards granted under the Company's share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, ("SFAS 123R") using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three and six months ended May 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in no charge to net earnings for the three and six months ended May 31, 2006.

B.       Reclassifications:

              None


C.       SUBSEQUENT EVENTS:

              None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

         Net sales for the three month period ended May 31, 2006 were $1,401,952, representing a 71% increase from the same period in the prior year. For the six month period ended May 31, 2006, sales were $1,922,313 and represents an increase of 56% from the prior year's sales of $1,230,640. These increases are primarily due to a substantial increase in sales to new domestic distributors and growers.

         Cost of sales as a percentage of net sales increased to 47% for the quarter ended May 31, 2006 as compared with 35% for the same period in the prior year. For the six month period ended May 31, 2006, cost of sales as a percentage of net sales increased to 44% from 34% for the six month period ended May 31,2005. This increase is due to the increase in sales of lower margin products during the three and six-month periods.

         Operating expenses for the three and six month periods ended May 31, 2006 increased 22% and 30%, respectively, compared with the same periods in the prior year. These increases are primarily related to selling expenses and general and administrative expenses as discussed below.

         Research and development expenses for the three and six month periods ended May 31, 2006 increased 23% and 10%, respectively, compared with the same periods in the prior year. These increases are primarily due to increase lab supplies and contract research expenses.

         Selling expenses for the three and six month periods ended May 31, 2006 increased 30% to $228,324 and increased 41% to $411,819 respectively compared with the same periods in the prior year. These increases are primarily due to increased commission expense and salary and travel expenses associated with the addition of a new salesperson.

         General and administrative expenses in the three and six month periods ended May 31, 2006 increased by $4,501 or 5%, and $23,710 or 16%, respectively, when compared with the same periods in the prior year. These increases are primarily due to increased salary expense.

         Net income for the quarter ended May 31, 2006 was $390,608 as compared with net income of $238,218, for the same period in the prior year. Net income for the six month period ended May 31, 2006 was $424,863 as compared with net income of $304,644 in the prior year. As a result, basic earnings per share increased to $.20 for the six months ended May 31, 2006 compared with $.14 per share for the six months ended May 31, 2005.

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

         Working capital was $793,367 at May 31, 2006, an increase of $407,753, from $385,614 at November 30,
2005 .

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

Date:  July 21, 2006