Form 10QSB
period 2006-08-31
WESTBRIDGE RESEARCH GROUP
filed 2006-10-20
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended  August 31, 2006

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
                                                             --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 2,103,438 shares of common stock, no par value, as of August 31, 2006.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                   AUGUST 31,     NOVEMBER 30,
                                                     2006            2005
                                                  (UNAUDITED)      (AUDITED)
                                                  ----------      ----------
  ASSETS
  ------

CURRENT ASSETS
Cash                                              $  586,059      $  471,867
Trade accounts receivable, less
     allowance for doubtful accounts of
     $8,870 and $8,870 respectively                  393,249         106,033
Inventories                                          241,334         158,947
Prepaid expenses and other
         current assets                               58,070          35,805
                                                  ----------      ----------
         TOTAL CURRENT ASSETS                      1,278,712         772,652


PROPERTY AND EQUIPMENT                               690,670         637,788
         Less accumulated depreciation             [585,201]       [570,225]
                                                  ----------      ----------

                  Net Property and Equipment         105,469          67,563


INTANGIBLE ASSET                                     151,600         151,600
LONG TERM ACCOUNTS RECEIVABLE, net                   130,000         130,000
                                                  ----------      ----------

TOTAL ASSETS                                      $1,665,781      $1,121,815
                                                  ==========      ==========



                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                      AUGUST 31,    NOVEMBER 30,
                                                        2006           2005
                                                     (UNAUDITED)     (AUDITED)
                                                     ----------     ----------
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
Accounts payable                                     $   36,485     $   36,658
Accrued expenses                                        111,342        149,790
Current portion of capital lease                          3,865          3,865
Current portion of note payable - vehicle                 8,038             --
Current portion of long-term debt                        15,030         19,158
Current portion of notes payable to related parties     163,963        177,567
                                                     ----------     ----------
TOTAL CURRENT LIABILITIES                               338,723        387,038


Capital lease, net of current portion                     6,119          9,018
Note payable - Vehicle, net of current portion           25,744             --
                                                     ----------     ----------

TOTAL LIABILITIES                                       370,586        396,056
                                                     ----------     ----------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares               8,479,854      8,479,854

Paid in capital                                          95,000         95,000
Accumulated deficit                                  [7,279,659]    [7,849,095]
                                                     ----------     ----------

         TOTAL SHAREHOLDERS' EQUITY                   1,295,195        725,759
                                                     ----------     ----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                        $1,665,781     $1,121,815
                                                     ==========     ==========

                     See accompanying notes to consolidated
                         condensed financial statements.


                                   WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                THREE MONTHS                     NINE MONTHS
                                               ENDED AUGUST 31                 ENDED AUGUST 31
                                            2006             2005           2006             2005
                                         ----------      ----------      ----------      -----------
NET SALES                                $  955,454      $  626,946      $2,877,767      $1,857,586

COST OF SALES                               457,339         284,084       1,305,478         707,061
                                         ----------      ----------      ----------      -----------
GROSS PROFIT                                498,115         342,862       1,572,289       1,150,525
                                         ----------      ----------      ----------      -----------

OPERATING EXPENSES
   Research and development                  43,896          37,096         103,157          90,736
   Selling                                  203,979         141,875         615,798         434,829
   General and administration                89,273          77,309         260,659         224,986
                                         ----------      ----------      ----------      -----------
TOTAL OPERATING EXPENSES                    337,148         256,280         979,614         750,551
                                         ----------      ----------      ----------      -----------

   Operating income                         160,967          86,582         592,675         399,974

OTHER INCOME (EXPENSE)
   Interest expense                          [4,417]         [4,432]        [13,076]        [12,803]
   Interest income                            3,022           1,432           6,436           2,646
   Other income [expense]                        --              --              --               8
                                         ----------      ----------      ----------      -----------
   Profit before income taxes               159,572          83,582         586,035         389,825

Provision for income taxes                   15,000              --          16,600           1,600
                                         ----------      ----------      ----------      -----------
   Net profit                            $  144,572      $   83,582      $  569,435      $  388,225
                                         ==========      ==========      ==========      ==========

Basic earnings per common share          $     0.07      $      .04      $      .27      $      .18
                                         ==========      ==========      ==========      ==========

Weighted average shares outstanding       2,103,438       2,103,438       2,103,438       2,103,438
                                         ==========      ==========      ==========      ==========

Diluted earnings per common share        $      .06      $      .03      $      .25      $      .17
                                         ==========      ==========      ==========      ==========

Weighted average shares, options
   and warrants outstanding               2,280,438       2,315,438       2,280,021       2,319,328
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


                                   WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                             AUGUST 31,      AUGUST 31,
                                                                               2006           2005
                                                                             ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $569,435      $388,225

Adjustments to reconcile net income
to net cash provided by operating activities:

Depreciation and amortization                                                  14,976         8,028

Interest addition on notes payable and notes
            payable related party                                               5,695            --

Changes in Operating Assets and Liabilities:
      Increase in trade accounts receivable                                  [287,216]     [114,997]
      Increase in inventories                                                 [82,387]      [37,412]
      [Increase] decrease in prepaid expenses                                 [22,265]        2,507
      [Decrease] increase in accounts payable                                    [173]       89,166
      Decrease in accrued liabilities                                         [38,448]       [9,152]
                                                                             --------      --------

Net cash provided by operating activities                                     159,617       326,365
                                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                            [13,421]      [15,233]
                                                                             --------      --------

Net cash used in investing activities                                         [13,421]      [15,233]
                                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                                          [2,899]       [2,629]
Payments on notes payable, long term debt and
    notes payable to related parties                                          [29,105]       [7,992]
                                                                             --------      --------

Net cash used in financing activities                                         [32,004]      [10,621]
                                                                             --------      --------

INCREASE IN CASH                                                              114,192       300,511

CASH AT BEGINNING OF PERIOD                                                   471,867       231,754
                                                                             --------      --------
CASH AT END OF PERIOD                                                        $586,059      $532,265
                                                                             ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest                                                               $  6,923      $  7,297
                                                                             ========      ========
      Taxes                                                                  $ 16,600      $  1,600
                                                                             ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of truck                                                           $ 39,461      $     --
                                                                             ========      ========
Capital lease of forklift                                                    $     --      $ 16,478
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

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2005 Annual Report on Form 10-KSB, filed March 15, 2006. The results of operations for the quarter ended August 31, 2006, are not necessarily indicative of the operating results for the full year.


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

      Shipping and Handling Costs
      ---------------------------

      The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $31,600 and approximately $29,700 for the three month periods ended August 31, 2006 and August 31, 2005, respectively. Shipping and handling costs for the nine month periods ended August 31, 2006 and August 31, 2005 were approximately $94,700 and $75,200, respectively.

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

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                          Three Months Ended              Nine Months Ended
                                        Aug. 31, 2006 and 2005          Aug. 31, 2006 and 2005
                                        ----------------------          ----------------------
Numerator for earnings
   per common share                   $  144,572      $   83,582      $  569,435      $  388,225
                                      ----------      ----------      ----------      ----------
Denominator for basic earnings
   per common share                    2,103,438       2,103,438       2,103,438       2,103,438
                                      ----------      ----------      ----------      ----------

Effect of dilutive securities            177,000         212,000         178,250         215,890
                                      ----------      ----------      ----------      ----------

Denominator for diluted earnings
   per common share                    2,280,438       2,315,438       2,281,688       2,319,328
                                      ----------      ----------      ----------      ----------

Net income per common share:
Basic                                 $     0.07      $     0.04      $     0.27      $     0.18
                                      ==========      ==========      ==========      ==========
Diluted                               $     0.06      $     0.03      $     0.25      $     0.16
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

      In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this

      Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

      Stock Based Compensation
      ------------------------

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). The SFAS No. 148 amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

      Prior to December 1, 2005, the Company accounted for stock option awards granted under the Company's share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of earnings prior to December 1, 2005, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, ("SFAS 123R") using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three and nine months ended August 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in no charge to net earnings for the three and nine months ended August 31, 2006.

B.       RECLASSIFICATIONS:

              None


C.       SUBSEQUENT EVENTS:

              None


                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

         Net sales for the three month period ended August 31, 2006 were $955,454, representing a 52% increase from the same period in the prior year. For the nine month period ended August 31, 2006, sales were $2,877,767 and represents an increase of 55% from the prior year's sales of $1,857,586. These increases are primarily due to a substantial increase in sales to new domestic distributors and growers.

         Cost of sales as a percentage of net sales increased to 47% for the quarter ended August 31, 2006 as compared with 45% for the same period in the prior year. For the nine month period ended August 31, 2006, cost of sales as a percentage of net sales increased to 45% from 38% for the nine month period ended August 31,2005. This increase is due to the increase in sales of lower margin products during the three and nine-month periods.

         Operating expenses for the three and nine month periods ended August 31, 2006 increased 31% and 31%, respectively, compared with the same periods in the prior year. These increases are primarily related to selling expenses and general and administrative expenses as discussed below.

         Research and development expenses for the three and nine month periods ended August 31, 2006 increased 18% and 14%, respectively, compared with the same periods in the prior year. These increases are primarily due to an increase in salaries and contract research expenses.

         Selling expenses for the three and nine month periods ended August 31, 2006 increased 44% to $203,979 and increased 42% to $615,798 respectively compared with the same periods in the prior year. These increases are primarily due to increased commission and salary expense and travel expenses associated with the addition of a new salesperson.

         General and administrative expenses in the three and nine month periods ended August 31, 2006 increased by $11,964 or 16%, and $35,673 or 16%, respectively, when compared with the same periods in the prior year. These increases are primarily due to increased salary expense.

         Net income for the quarter ended August 31, 2006 was $144,572 as compared with net income of $83,582, for the same period in the prior year. Net income for the nine month period ended August 31, 2006 was $569,435 as compared with net income of $388,225 in the prior year. As a result, basic earnings per share increased to $0.27 for the nine months ended August 31, 2006 compared with $0.18 per share for the nine months ended August 31, 2005.

         Income taxes have been provided for in the accompanying consolidated condensed statements of operations taking into consideration the Company's available net operating loss carryforwards generated in prior years.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2006. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of August 31, 2006.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended August 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

         The Company has no material commitments for capital expenditures.

         Working capital was $939,989 at August 31, 2006, an increase of $554,375, from $385,614 at November 30,
2005 .

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



Date:  October 20, 2006