Form 10KSB
period 2006-11-30
WESTBRIDGE RESEARCH GROUP
filed 2007-03-15
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended November 30, 2006
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                    1150 Joshua Way, Vista, California 92081
                    ----------------------------------------
              (Address of principal executive office and zip code)

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

         State issuer's revenues for its most recent fiscal year:   $3,389,116.

         The aggregate market value of the voting and non-voting equity held by nonaffiliates of the registrant as of February 28, 2007, (computed by reference to the price at which the Common Stock was most recently sold) was approximately $1,934,773. The shares of the Company stock have not been actively traded for several years. This computation excludes a total of 2,700 shares held by certain executive officers and directors of Issuer who may be deemed to be affiliates of Issuer under applicable rules of the Securities and Exchange Commission.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

         As of February 28, 2007, there were 2,103,438 shares of the Issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                     Transitional Small Business Disclosure
                                 Format Yes [ ]  No [X]

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
----------------------------------------------------

         Certain statements contained in this report that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. When we use the words "anticipates", "plans", "expects", "believes", "should", "could", "may", and similar expressions, we are identifying forward-looking statements. These risks and uncertainties include, but are not limited to, a slow-down in the domestic or international markets for the Company's products; greater competition for customers from businesses who are larger and better capitalized; local, state, federal or international regulatory changes which adversely impact the Company's ability to manufacture or sell its products, particularly its organic products; the reliance of the Company on limited sources of raw materials; an increase in the Company's costs of raw materials.

         Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward looking statements contained in this Annual Report on Form 10-KSB as a result of new information or future events or developments. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS
GENERAL
-------

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

SPECIALTY FERTILIZERS

         Foliar SUNBURST(R) and Soil SUNBURST(R) are specialty micronutrient fertilizers manufactured and marketed by Westbridge. These products contain a non-plant growth regulator organic base and humic acids. The products are formulated for use on crops which benefit from foliar micronutrient sprays.

ORGANIC FERTILIZERS, INSECT REPELLENTS, SURFACTANTS AND SPREADER STICKERS

         Westbridge has developed and markets an organic liquid product line under the name BioLink(R). The product line includes a high nitrogen product and NPK blends that can be used on all plants including fruits and vegetables, trees, vines, shrubs, flowering ornamentals and containerized plants. These NPK blends are designed to correct nitrogen, phosphorus, and potassium deficiencies through drip irrigation, but in some cases can also be used as foliar applications.

         Other products in the organic product line include a liquid garlic-based insect repellant for use on all plants; and non-ionic type spreaders, adjuvants, which provide quick wetting, more uniform distribution, and increase retention of pesticide sprays by reducing surface tension of the spray droplets. These products meet current guidelines for organic food and fiber production.

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

         Research and development expenses for fiscal years 2006 and 2005, respectively, were $166,267 and $139,046.

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

    The Company has its organic products reviewed and approved for use on organically grown crops by either state certifiers accredited under the National Organic Program (NOP or program), or by the Organic Materials Review Institute
(OMRI).

         The National Organic Program (NOP or program) under the direction of the Agricultural Marketing Service (AMS), is an arm of the United States Department of Agriculture (USDA). This national program facilitates domestic and international marketing of fresh and processed food that is organically produced and assures consumers that such products meet consistent, uniform standards.

         The Organic Materials Review Institute (OMRI) is a national nonprofit organization that determines which input products are allowed for use in organic production and processing. OMRI Listed--or approved--products may be used on operations that are certified organic under the USDA National Organic Program.

MARKETING
---------

         The Company uses a small number of key regional and national distributors for reaching the U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company is dependent upon one domestic customer and one foreign customer whose combined purchases amounted to 13% of the Company's agricultural product sales in 2006. Sales to these customers amounted to 16% in 2005.

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

EMPLOYEES
---------

         At November 30, 2006, the Company had 10 employees, 7 full-time, 3 part time. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

                        ITEM 2. DESCRIPTION OF PROPERTIES

         The Company's principal executive office is located at 1150 Joshua Way, Vista, California, 92081. This facility consists of 9,515 square feet and is used for offices, a laboratory and the production and storage of agricultural products and materials. The Company leases these facilities under a lease that expires in March 2008. Rent is being expensed on a straight-line basis over the term of the lease.

         Rent expense for the years ending November 30, 2006 and 2005 was $110,084 and $90,090, respectively.

         Westbridge Agricultural Products ("WAP"), a California corporation and a wholly-owned subsidiary of the Company, entered into a lease agreement on December 5, 2006 for approximately 19,504 square feet of space at 1260 Avenida Chelsea, Vista, California. The leased space will be used as the principal office, manufacturing and warehousing facilities of the Company. The lease commences on January 1, 2007 and has a term of eight (8) years. WAP has an option to extend the term for an additional three (3) years at the fair market rate at the time of extension. The rent under the lease for the initial year is approximately $13,650 per month, which rent increases by three percent (3%) each year. WAP must also pay certain other customary expenses under the lease.

         The Company anticipates to fully occupy the leased space during the first half of 2007, following the installation of improvements. The improvements at the new facility are expected to amount to approximately $250,000. WAP's current leased premises remain under lease until March 31, 2008. The Company will use its current space for several months following the commencement of the new lease to facilitate the transition to the new leased premises and the continuation of their business without significant interruption. The Company is obligated to pay rent under the lease for its current premises even after vacating that space. The Company's obligation will terminate or be reduced if the landlord installs a new tenant prior to the end of the current lease.

                            ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to, and its property is not the subject of, any pending legal proceeding.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended November 30, 2006.

PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

(a) PRINCIPAL MARKET. There is no established public trading market for the Company's single class of common stock.

(b) APPROXIMATE NUMBER OF HOLDERS FOR COMMON STOCK. Many holders of the common stock hold their shares in "street name" accounts and are not individually shareholders of record. The approximate number of record holders of Company's Common Stock as of November 30, 2006, was 615.

(c) DIVIDENDS. The Company has paid no dividends. There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends. The Company does not expect to pay dividends in the foreseeable future.


        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes. This discussion and analysis contains forward-looking statements relating to future events and our future financial performance. The statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those results expressed or implied by these forward-looking statements, including those set forth in this Annual Report.

General
-------

         We maintain a strategy for growth through stressing expansion of sales of our organic products and the continued expansion of our product offerings.

Fiscal Year 2006 Compared to Fiscal Year 2005
---------------------------------------------

         Total product sales were $3,389,116 in fiscal 2006 compared with $2,126,721 in fiscal 2005, an increase of approximately 59%. Prices for the Company's existing products remained stable during fiscal 2006. Production by gallons was 165,846 in 2006 and 133,456 in 2005, an increase of approximately 24%. The sales increase was primarily due to increased sales to several domestic customers and the addition of a new product to the Company's organic line of products.

         Cost of sales as a percentage of total product sales increased to approximately 47% or $1,589,229 in fiscal 2006 as compared with 41% or $866,258 in fiscal 2005. This increase is primarily due to the increased sales of products with a lower gross margin.

         Research and development expenses increased approximately 20%, or $27,221, to $166,267 in fiscal 2006 from $139,046 in fiscal 2005. This increase is primarily due to an increase in salaries and year-end bonuses as well as an increase in lab supplies and outside research services.

         Selling expenses decreased to approximately 23% of product sales for fiscal 2006 from approximately 27% of product sales for fiscal year 2005. This decrease is primarily due to the increase in sales without significant additional selling expenses during fiscal 2006.

         General and administrative expenses increased by $74,260 in fiscal 2006 from $362,116 in fiscal 2005. This increase is primarily due to increased compensation expenses and legal expenses.
         Interest expense decreased to $14,508 for fiscal 2006, from $17,374 for fiscal 2005. This decrease is primarily due to the reduction in interest expense on the notes payable due to principal payments during the year.

         Net income for fiscal 2006 was $483,202 compared with net income of $179,275 in fiscal 2005. The increase in net income is primarily due to increased sales during fiscal 2006 and the recognition of a deferred tax asset during fiscal 2006.

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

Liquidity and Capital Resources
-------------------------------

         Net working capital increased to $906,127 in fiscal year 2006 compared to $385,614 in fiscal year 2005 primarily due to increased sales in fiscal year 2006 providing an increase in cash and accounts receivable. In addition, the increase is due to the extension of the notes payable and reclassification of the notes to long term.

         The Company expects to incur expenses for improvements to the new facility and equipment purchases in the amount of approximately $300,000. Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.

Off-balance Sheet Arrangements
------------------------------

         None.

Critical Accounting Policies and Estimates
------------------------------------------

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

         Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer, who are the same individual, concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

         We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorizations; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.
         We accounted for stock option awards granted under our Stock Option Plan of 2001 in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for stock Issued to Employees" ("APB25") and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123 "Accounting for stock-Based Compensation" ("SFAS 123"). Share-based employee compensation expense was not recognized in our consolidated statements of operations as all stock option awards had an exercise price equal to or greater than the market value of the common stock on the date of grant. As permitted by SFAS 123, we reported pro-forma disclosures presenting results and earnings per share as if we had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

         Effective December 1, 2006, we adopted the provisions of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment wards to employees and directors based on estimated fair values. Additionally, we will follow the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107"), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. We will adopt SFAS 123(R) using the modified prospective application transition method. Under this transition method, share based compensation expense recognized during the year ended November 30, 2007will include: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning December 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective application transition method, our consolidated financial statements for prior periods will have not been restated to reflect the impact of SFAS 123(R).

                          ITEM 7. FINANCIAL STATEMENTS

         Exhibit A, "Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm" is incorporated herein by reference.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended November 30, 2006.

 ITEM 8A.  ACCOUNTING CONTROLS AND PROCEDURES

         Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer, who are the same individual, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange
Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                               OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the current executive officers and directors of the Company as of November 30, 2006:

                                                        DIRECTOR   EXPIRATION OF
     NAME                   AGE          POSITION       SINCE      TERM
     ----                   ---          --------       --------   ----

Christine Koenemann (1)     53     Director, President   1995      2007

William Fruehling (1)(2)    66     Director              1997      2007

Mark Cole (1)(2)            43     Director              2005      2007

____________________

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

DIRECTORS

         Christine Koenemann was elected President and appointed as a Director of the Company on March 2, 1995. She has worked for the Company for the past 23 years in varying positions including Operations Manager, Shareholder Relations Liaison, Director of Administration, and Assistant Treasurer. She attended Indiana University School of Business and worked in retail management for five years. Ms. Koenemann serves also as the Company's Chief Financial Officer and Secretary.

         William Fruehling was appointed to the Board of Directors in April 1997. Mr. Fruehling is the founder and President of Fruehling Communications, a San Diego based advertising and public relations company which focuses on Western and Sunbelt agriculture. Prior to starting Fruehling Communications, Mr. Fruehling worked extensively in the Advertising industry with regard to agribusiness. He managed The Elanco Products Crop Protection Chemical account in the Southern and Western United States, as well as the Monsanto Account with regard to Hybrid Seed Corn, for Creswell, Munsell, Fultz & Zirbel in Cedar Rapids, Iowa.

         Mark Cole received his Bachelors Degree in Business Administration (Accounting) from San Diego State University in 1990. After receiving his degree, Mr. Cole spent 8 years as an audit professional with Big 4 public accounting firms and later served as Managing Director for the CPA firm of Cole and Company. He currently serves as the Corporate Controller for Crocs, Inc., a rapidly growing designer and manufacturer of footwear and has served in similar financial capacities for Salient Networks and Ashworth, Inc. He was appointed as a Director of the Company April 7, 2005.

         Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

AUDIT COMMITTEE

         The Audit Committee of our Board of Directors is composed of two non-employee directors who meet the independence standards of the SEC and one employee director, who does not meet those independence standards. The members of the Audit Committee are Mark Cole, chair, William Fruehling and Christine Koenemann. Our Board has determined that Mr. Cole qualifies as an audit committee financial expert under federal securities laws, by virtue of his education and relevant experience, and is independent under the applicable requirements of the Securities Exchange Act of 1934.

DIRECTOR COMPENSATION

         Non-employee directors received a stock option for the purchase of 5,000 shares at an exercise price of $0.25 per share, which was below the market value as of the date of grant. Additionally, each non-employee director receives a payment of $500 for each meeting of the Board of Directors they attend and a payment of $250 for each meeting of a Board Committee they attend, unless that meeting occurs the same day as a meeting of the board of Directors, in which case the director is not paid for attending the Committee meeting.

         The following Director Compensation Table summaries the compensation of our non-employee directors for services rendered during the year ended November 30, 2006.

                           Director Compensation Table

                           Fees Earned              Option
Name                       or Paid in Cash          Award((1))       Total
----                       ---------------          ----------       -----

William Fruehling          $500                     $2,500           $3,000

Mark Cole                  $500                     $2,500           $3,000

((2)) Represents fair market value of options granted during the year ended November 30, 2006, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in our consolidated financial statements. At November 30, 2006, Mr. Fruehling owned options to acquire up to 42,000 shares and Mr. Cole owned options to acquire up to 10,000 shares.

         In addition to the compensation mentioned above, we reimburse the directors for their travel expenses incurred in attending meetings of the Board and its Committees.

EMPLOYMENT AGREEMENTS

         On February 7, 2006, we entered into an employment contract with Christine Koenemann for the positions of President, Secretary and Chief Financial Officer. The agreement had a term of three years. Under the agreement Ms. Koenemann is entitled to receive a salary and receive a bonus based on her achievement of goals established by the Board from time to time. Her base salary for fiscal year 2006 was $90,000. The employment agreement did not grant to Ms. Koenemann any stock options. She is entitled to participate in the Company's employee benefit plans, such as health insurance.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). No such forms have been submitted to us and we know of no trading activity that has occurred in our equity securities for the fiscal year 2006.

                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 2006, 2005 and 2004 for the Chief Executive Officer and the other two most highly compensated executives of the Company. The Company has no officers except for Ms. Koenemann:

                                                                    Long-Term
                                                               Compensation Awards
                                                             -----------------------
                                                             Restricted   Securities
                                                               Stock      Underlying    All Other
Name and Principal Position  Fiscal Year  Salary     Bonus     Awards      Options     Compensation
---------------------------  -----------  ------     -----     ------      -------     ------------

Christine Koenemann          2006         $90,000   $ 45,000        0         0              0
President                    2005         $90,000   $ 29,190        0         0              0
                             2004         $80,000   $  5,000        0         0              0

Larry Parker, PhD            2006         $70,000   $ 21,450        0         0        $12,772
Director of Research and     2005         $65,000   $ 16,680        0         0        $ 6,222
Development                  2004         $65,000   $  2,500        0         0        $ 3,627


Option Grants in Last Fiscal Year (Individual Grants)
-----------------------------------------------------

There were no option grants in the last fiscal year, except for those granted to directors.

Aggregated Option Exercises in Last Fiscal year and Fiscal Year-End Option Value
--------------------------------------------------------------------------------

         There were no option exercises during the last fiscal year for the individuals named in the summary compensation table.

         During fiscal 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 shares of the Company's common stock may be granted to key employees and officers of the Company. Under the 1994 Plan, stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant. Options vest 40% upon grant and 12% each grant date anniversary until fully vested and expire at the earlier of five years from that date of grant or 90 days after termination of employment. The 1994 Plan terminated during fiscal 2004 and the last options issued expired unexercised during fiscal 2005. There are no 1994 Plan options issued or outstanding as of November 30, 2006.

         During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administrative committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. The full 177,000 options granted under the 2001 Plan are vested and remain unexercised at November 30, 2006.

         During fiscal 2005, the Company granted non-qualified stock options to acquire 10,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant and expire in November 2015. All of these options remain outstanding and exercisable at November 30, 2006.

         During fiscal 2006, the Company granted non-qualified stock options to acquire 10,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant and expire in November 2016. All of these options remain outstanding and exercisable at November 30, 2006.

         At November 30, 2006 and 2005, a total of 223,000 and 228,000 shares remain reserved and available for future stock option grants under the 2001 Plan.

A summary of the stock option activity under the 2001 Plan is as follows:

                                                        Exercise     Weighted
                                              Stock     Price Per  Average Price
                                             Options      Share      Per Share
                                            --------  ------------   --------
Outstanding at November 30, 2004             192,000  $0.25 - 1.00   $   0.32
Granted                                       10,000          0.25       0.25
Expired                                      (30,000) $0.25 - 1.00       0.80
                                            --------  ------------   --------

Outstanding at November 30, 2005             172,000   0.25 - 1.00       0.27
Granted                                       10,000          0.25       0.25
Expired                                       (5,000)         1.00       1.00
                                            --------  ------------   --------

Outstanding at November 30, 2006             177,000  $       0.25   $   0.25
                                            ========  ============   ========

Vested stock options at November 30, 2006    177,000
                                            ========

Weighted average remaining contractual life  7 years
                                            ========

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information as of November 30, 2006, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

                                                       W/O Exercise
                                 Amount and Nature of   Percent of    Percent of
     Name of Beneficial Owner    Beneficial Ownership    Class (4)     Class (5)
     ------------------------    --------------------  ------------   ----------

     Christine Koenemann             102,700 (1)            *           4.7
     1150 Joshua Way
     Vista, CA  92081

     Albert L. Good                  182,300               8.7          8.7
     14550 Castle Rock Road
     Salinas, CA  93908

     Kenneth P. Miles                119,867               5.7          5.7
     8 Avenida Andra
     Palm Desert, CA  92260

     William Fruehling                42,000 (2)            *           2.0
     5416 Renaissance Avenue
     San Diego, CA  92122

     Mark Cole                        10,000 (3)            *             *
     P.O. Box 685
     Lyons, CO  80540

     All Directors & Officers        154,700                *           6.7
       as a Group (3 persons)

         * less than 1%

(1) Consists in part of exercisable options to purchase 100,000 shares at $0.25 per share.

(2)      Consists of exercisable options to purchase 42,000 at $0.25 per share.

(3)      Consists of exercisable options to purchase 10,000 at $0.25 per share.

(4) Calculated as if no options were exercised and 2,103,438 shares outstanding.

(5) Calculated as if only that (those) shareholder's(s') options/warrants exercisable within 60 days were exercised and no other options/warrants were exercised.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None

                                ITEM 13. EXHIBITS

(a)      1. The following financial statements of the Company are included in
         Item 7:

                 Consolidated Balance Sheets at November 30, 2006 and 2005

                 Consolidated Statements of Operations for each of the
                   two years ended November 30, 2006

                 Consolidated Statements of Shareholders' Equity for each of the two years ended November 30, 2006

                 Consolidated Statements of Cash Flows for each of the
                   two years ended November 30, 2006

                 Notes to Consolidated Financial Statements.

(b) One Form 8-K was filed after the last quarter of the period covered by this report. See exhibit 10(aa).

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

                  10(z) Form 8-K, filed on March 15, 2006, disclosing the Employment Agreement by and between Company and Christine Koenemann.

                  10(aa) Form 8-K, filed on December 7, 2006, disclosing the new building facilities lease agreement.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following are the fees billed us by our auditors, PKF for services rendered thereby during 2006 and 2005:

                                                         2006           2005
                                                         ----           ----
Audit Fees                                             $27,391        $26,400
Audit Related Fees                                          --             --
Tax Fees                                                 3,500          2,500
All Other Fees                                              --             --

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2007.

                                               WESTBRIDGE RESEARCH GROUP

                                               By /s/ Christine Koenemann
                                                  ------------------------------
                                                  Christine Koenemann, President
                                                  Principal Executive Officer
                                                  Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            SIGNATURE                 TITLE                       DATE
            ---------                 -----                       ----

/s/ Christine Koenemann              Director                March 15, 2007
--------------------------------
Christine Koenemann


/s/ William Fruehling                Director                March 15, 2007
--------------------------------
William Fruehling


/s/ Mark Cole                        Director                March 15, 2007
--------------------------------
Mark Cole


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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                 For The Years Ended November 30, 2006 and 2005

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY


                                TABLE OF CONTENTS
                                -----------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................... F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets.....................................  F-2 - F-3

     Consolidated Statements of Operations ................................  F-4

     Consolidated Statements of Shareholders' Equity.......................  F-5

     Consolidated Statements of Cash Flows.................................  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................  F-7 - F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the "Company") as of November 30, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





San Diego, California                             PKF
January 31, 2007                                  Certified Public Accountants
                                                  A Professional Corporation

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           November 30, 2006 and 2005


                                     ASSETS
                                     ------
                                                          2006           2005
                                                      -----------    -----------

Current assets:
      Cash and cash equivalents                       $   667,196    $   471,867
      Accounts receivable, less allowance of
         $8,870 at November 30, 2006 and 2005             248,567        106,033
      Inventories, net                                    224,600        158,947
      Prepaid expenses and other current assets            86,090         35,805
                                                      -----------    -----------

         Total current assets                           1,226,453        772,652
                                                      -----------    -----------

Property and equipment, at cost:

      Machinery and equipment                             289,054        290,218
      Office furniture and fixtures                       344,747        327,860
      Vehicles                                             59,171         19,710
                                                      -----------    -----------

                                                          692,972        637,788

      Less: accumulated depreciation                     (596,173)      (570,225)

         Net property and equipment                        96,799         67,563
                                                      -----------    -----------

Long-term account receivable, net                         130,000        130,000
Intangible assets, net                                    151,600        151,600
Deferred tax asset                                        120,000             --
                                                      -----------    -----------

                                                      $ 1,724,852    $ 1,121,815
                                                      ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.



                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           November 30, 2006 and 2005


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                    2006           2005
                                                                 -----------    -----------
Current Liabilities:
     Accounts payable                                            $    42,230    $    36,658
     Accrued expenses                                                253,236        149,790
     Current portion of long-term debt                                20,995         19,159
     Current portion of notes payable to related parties                  --        177,566
     Current portion of capital leases                                 3,865          3,865
                                                                 -----------    -----------

        Total current liabilities                                    320,326        387,038


Long-term debt, net of current portion                                24,849             --

Notes payable to related parties, net of current portion             160,563             --
Capital leases, net of current portion                                 5,153          9,018
                                                                 -----------    -----------

        Total liabilities                                            510,891        396,056
                                                                 -----------    -----------

Commitments (Note 10)

Shareholders' equity:
     Preferred stock, 5,000,000 shares authorized,
        no shares outstanding in 2006 and 2005                            --             --
     Common stock, no par value, 37,500,000 shares
        authorized, 2,103,438 shares issued and outstanding
        at November 30, 2006 and 2005, respectively                8,479,854      8,479,854
     Paid-in capital                                                 100,000         95,000
     Accumulated defecit                                          (7,365,893)    (7,849,095)
                                                                 -----------    -----------

        Total shareholders' equity                                 1,213,961        725,759
                                                                 -----------    -----------

        Total liabilities and shareholders' equity               $ 1,724,852    $ 1,121,815
                                                                 ===========    ===========


 The accompanying notes are an integral part of the consolidated financial statements.



                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended November 30, 2006 and 2005


                                                        2006           2005
                                                     -----------    -----------

Revenues:
      Agricultural product sales                     $ 3,389,116    $ 2,126,721
                                                     -----------    -----------

Costs and expenses:
      Cost of sales                                    1,598,229        866,258
      Research and development                           166,267        139,046
      Selling                                            791,791        565,518
      General and administrative                         436,376        362,116
                                                     -----------    -----------
          Total costs and expenses                     2,992,663      1,932,938
                                                     -----------    -----------
          Income (loss) from operations                  396,453        193,783

Other income (expense)
      Interest expense                                   (14,508)       (17,374)
      Interest income                                     12,537          4,458
      Other income                                           320              8
                                                     -----------    -----------

          Income before income taxes                     394,802        180,875

Income tax benefit (Provision for income taxes)           88,400         (1,600)
                                                     -----------    -----------

          Net income                                 $    83,202    $   179,275
                                                     ===========    ===========

Basic earnings per common share                      $      0.23    $      0.09
                                                     ===========    ===========

Weighted average shares outstanding                    2,103,438      2,103,438
                                                     -----------    -----------

Diluted earnings per common share                    $      0.21    $      0.08
                                                     ===========    ===========

Weighted average shares and options outstanding        2,269,605      2,306,138
                                                     -----------    -----------

 The accompanying notes are an integral part of the consolidated financial statements.



                            WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended November 30, 2006 and 2005


                               Common                      Paid-in     Accumulated
                                Stock        Amount        Capital       Deficit         Total
                             -----------   -----------   -----------   -----------    -----------

Balance, November 30, 2004     2,103,438   $ 8,479,854   $    95,000   $(8,028,370)   $   546,484

Net income                            --            --            --       179,275        179,275
                             -----------   -----------   -----------   -----------    -----------

Balance, November 30, 2005     2,103,438     8,479,854        95,000    (7,849,095)       725,759

Stock compensation expense            --            --         5,000            --         5,000

Net income                            --            --            --       483,202        483,202
                             -----------   -----------   -----------   -----------    -----------

Balance, November 30, 2006     2,103,438   $ 8,479,854   $   100,000   $(7,365,893)   $ 1,213,961
                             ===========   ===========   ===========   ===========    ===========

         The accompanying notes are an integral part of the consolidated financial statements.




                            WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended November 30, 2006 and 2005


                                                                         2006         2005
                                                                      ---------    ---------
Cash flows from operating activities:
      Net income                                                      $ 483,202    $ 179,275
      Adjustments to reconcile net income to net cash flows
          provided by operating activities:
             Depreciation and amortization                               25,949       13,696
             Stock compensation expense                                   5,000           --
             Deferred tax asset                                        (120,000)          --
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                   (142,534)      46,505
          Decrease (increase) in inventories                            (65,653)     (25,835)
          Decrease (increase) in prepaid expenses and
             other current assets                                       (50,285)     (10,937)
          Increase (decrease) in accounts payable                         5,572        7,102
          Decrease (increase) in accrued expenses                       103,446       78,136
                                                                      ---------    ---------
                        Net cash flows provided by
                        operating activities                            244,697      287,942
                                                                      ---------    ---------
Cash flows from investing activities:
      Purchase of property and equipment                                (55,185)     (36,597)
                                                                      ---------    ---------
                        Net cash flows used in investing activities     (55,185)     (36,597)
                                                                      ---------    ---------
Cash flows from financing activities:
      Change in notes payable to related parties and
          long-term debt                                                  9,682       (7,636)
      Payments on capital lease obligations                              (3,865)      (3,596)
                                                                      ---------    ---------
                        Net cash flows provided by (used in)
                        financing activities                              5,817      (11,232)
                                                                      ---------    ---------

Net increase in cash and cash equivalents                               195,329      240,113

Cash and cash equivalents at beginning of year                          471,867      231,754
                                                                      ---------    ---------

Cash and cash equivalents at end of year                              $ 667,196    $ 471,867
                                                                      =========    =========

Supplemental cash flow information:

      Cash paid for interest                                          $   7,048    $  23,203
                                                                      =========    =========

      Cash paid for taxes                                             $   1,600    $   1,600
                                                                      =========    =========

Supplemental non-cash financing and investing activities:

      Capital lease                                                   $      --    $  16,478
                                                                      =========    =========

         The accompanying notes are an integral part of the consolidated financial statements.


                                              F-6

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization and Business
-------------------------

Westbridge Research Group and Subsidiary (the "Company") was incorporated in California on April 12, 1982 for the acquisition, research, development, manufacturing, and marketing of biotechnological products in the agricultural and energy industries.

Disclosure Regarding Segments
-----------------------------

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

The Company maintains a majority of its bank accounts at one financial institution located in California. The accounts at this one bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At November 30, 2006 and 2005, the Company's uninsured cash balances totaled $487,639 and $295,168, respectively. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Inventories
-----------

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. Any write-down of inventory to market is reflected in cost of goods sold, unless the amount is unusually material, in which case the loss would be identified separately in the income statement.

Advertising
-----------

Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to operations as incurred. Advertising expenses charged to operations totaled $74,438 and $51,211 at November 30, 2006 and 2005, respectively.

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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------

Intangible Assets
-----------------

In 2001, the Company recorded formulas and processes as intangible assets, reporting them at amortized cost, and amortizing them on a straight-line basis over the lesser of ten years or their estimated useful lives. In 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS142), "Goodwill and Other Intangible Assets". (See Note 5)

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years. Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment. Office furniture and fixtures are depreciated over a five-year period and vehicles are depreciated over a three-year period. Capital leases are amortized using the straight-line method over the estimated useful life or the remaining term of the related lease, whichever is less. Depreciation and amortization totaled $25,949 and $13,683 at November 30, 2006 and 2005, respectively

Shipping and Handling Costs
---------------------------

The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," which was effective in the fourth quarter of fiscal 2000. Consistent with EITF 00-10, the Company has historically classified income from freight charges to customers as "Agricultural product sales." The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $109,500 and $85,700 in November 30, 2006 and 2005, respectively.

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

Products Warranty
-----------------

The Company warrants its products against defects in workmanship. The warranty accrual at November 30, 2006 and 2005 was $14,689 and $16,579, respectively. The accrual is based on an estimate of the cost to be incurred based on the claims received and historical experience.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------

Sales to Major Customers
------------------------

A majority of the Company's domestic sales are concentrated in Washington, California, Arizona and Texas. The majority of the Company's foreign sales are concentrated in Peru and Korea. For the year ended November 30, 2006 two customers represented 59% of accounts receivable.

For the year ended November 30, 2005, four customers represented 69% of accounts receivable. Total international sales have been 13% of total sales in 2006 and 19% of total sales in 2005. The Company has no assets located in foreign countries.

Earnings Per Share
------------------

Basic loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,269,605 for November 30, 2005 and 2,306,138 for November 30, 2006.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:
                                                        Years Ended November 30,
                                                            2006          2005
                                                         ----------   ----------

Numerator for earnings per common share                  $  483,201   $  179,276
                                                         ----------   ----------

Denominator for earnings per common share                 2,103,438    2,103,438
                                                         ----------   ----------

Effect of dilutive securities                               166,167      202,700
                                                         ----------   ----------

Denominator for diluted earnings per common share         2,269,605    2,306,138
                                                         ----------   ----------

Net income per common share:
      Basic                                              $     0.23   $     0.09
                                                         ==========   ==========

      Diluted                                            $     0.21   $     0.08
                                                         ==========   ==========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

The Company believes that the recorded value of its financial instruments approximates their fair value at November 30, 2006.

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

Research and Development
------------------------

It is the Company's policy to expense research and development costs when incurred. During the years ended November 30, 2006 and 2005, the Company expensed $166,267 and $139,046, respectively, of research and development costs.

Stock Based Compensation
------------------------

During the year ended November 2006 and 2005, the Company accounted for stock option awards granted under the Company's share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of earnings prior to December 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R") using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three months ended February 28, 2007 would include: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods will not been restated.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------

Stock Based Compensation (Continued)
------------------------

Under SFAS No.148, the fair value of each option granted during the years ended November 30, 2006 and 2005 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk-free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS No.123, reported net income and income per common share would have been as follows:

                                                      Years Ended November 30,
                                                        2006            2005
                                                     -----------    -----------

Net Income, as reported                              $   483,201    $   179,276

Add back: Stock-based employee compensation
    expense included in reported net loss,
    net of related tax effects                             5,000             --

Deduct: Total stock-based employee compensation
   expenses determined under fair value method
   for all awards, net of related tax effects             (5,700)          (500)
                                                     -----------    -----------

Pro-forma net income                                 $   482,501    $   178,776
                                                     ===========    ===========

Earnings per share - basic:
   As reported                                       $      0.23    $      0.09
                                                     ===========    ===========
   Pro-forma                                         $      0.21    $      0.08
                                                     ===========    ===========

Earnings per share - diluted:
   As reported                                       $      0.23    $      0.08
                                                     ===========    ===========
   Pro-forma                                         $      0.21    $      0.08
                                                     ===========    ===========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the preparation of the 2006 financial statements we hade to make estimates especially regarding the calculation of our tax asset and the calculation of the expense to be recognized for the stock options issued and accounted for under APB 25. For both we needed to make estimates on the future operational performance. It is at least possible that these estimates differ from actual future result.

Recent Accounting Standards
---------------------------

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," ("SFAS No. 123R") a revision to SFAS 123, "Accounting for Stock-Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company's equity securities. SFAS No. 123R requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions. Costs will be recognized over the period in which the goods or services are received. The provisions of SFAS No. 123R are effective as of the first interim reporting period beginning after fiscal year ended December 15, 2005. The Company currently adopted SFAS No. 123R beginning December 1, 2006 with no material impact on its financial position or results of operations.

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 ("FAS No. 155"). This statement resolves issues addressed in FAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS No. 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------

Recent Accounting Standards (Continued)
---------------------------

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principles and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, results of operations and cash flows.

In September 2006 the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the number of different approaches how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company's fiscal 2007. The Company is currently assessing the potential effect of SAB 108 on its financial statements.

SFAS 157 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The Statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------

Recent Accounting Standards (Continued)
---------------------------

FIN 48 In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its financial statements.


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

On September 30, 1996, the Company and the Partnership amended the terms of the Development Agreement and the Licensing Agreement. Under the terms of the amended agreements the Company forgave the entire remaining note receivable balance of $195,942 in exchange for a restructuring of the royalty fees and terms. Accordingly, the forgiven note balance has been recorded as prepaid royalties and initially was being amortized straight line over the term of the amended licensing agreement, through December 31, 2006 (see Note 5). Under the amended licensing agreement the Company is required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of gross sales of products utilizing the licensed technologies. The Company and the Partnership have now changed their relationship to remove the Company as a limited partner of the Partnership, to change the amount of the royalty payable under the licensing agreement to 2% as of December 1, 1998, and to change the buyout provision as called for in the Agreement dated October 1, 1996. During the quarter ended May 31, 2002 the Company exercised its right to purchase the formula, for which the royalty fee was based upon, for $64,000. The Company has determined that the formula is an intangible asset with an indefinite life under SFAS 142. (See Note
5)

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following at November 30:

                                                       2006              2005
                                                     ---------        ---------

        Raw materials                                $ 144,371        $ 106,945
        Finished goods                                  83,759           55,533
                                                     ---------        ---------

                                                       228,130          162,478
        Reserve for obsolescence                        (3,530)          (3,531)
                                                     ---------        ---------

        Total inventories                            $ 224,600        $ 158,947
                                                     =========        =========

Certain of the Company's raw materials are obtained from a limited number of suppliers.


NOTE 4 - LONG-TERM ACCOUNT RECEIVABLE
-------------------------------------

At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings. At November 30, 2006, the land was subject to a Mexican court pending foreclosure sale. On February 9, 2007, the real property was to be sold through a public auction. As there were no bids placed, the Company obtained title to the land. The Company is subject to certain ownership restrictions based on Mexican law.

The long term account receivable and related allowance for doubtful accounts at November 30 is as follows:

                                                         2006            2005
                                                       ---------      ---------

Long-term account receivable                           $ 451,270      $ 451,270
Allowance for doubtful long-term account                (321,270)      (321,270)
                                                       ---------      ---------

Long-term account receivable, net                      $ 130,000      $ 130,000
                                                       =========      =========


NOTE 5 - INTANGIBLE ASSETS
--------------------------

For the year ended November 30, 2001, the Company reported net purchased formulas and prepaid royalties of $97,176. During 2002, the Company exercised its right to purchase the formula, for which the royalty fee was based upon (Note 2), for $64,000. In 2002 the Company adopted SFAS 142. The adoption of SFAS 142 directed the Company to discontinue amortizing its intangible assets and annually review them for impairment. Management believes the assets have an indefinite life. The value of the unamortized intangibles as of November 30, 2006 and 2005 is for each item at least its book value.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 6 - ACCRUED EXPENSES
-------------------------

Accrued expenses consist of the following at November 30:

                                                         2006             2005
                                                       --------         --------

Accrued payroll                                        $ 79,470           79,176
Accrued vacation                                         42,509           27,409
State taxes payable                                      30,000               --
Auditing fees                                            20,148           20,039
Warranty                                                 14,689           16,579
Sales commissions                                        42,567            6,229
Other                                                    23,853              358
                                                       --------         --------

      Total accrued expenses                           $253,236         $149,790
                                                       ========         ========


NOTE 7 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following at November 30:

                                                             2006          2005
                                                            -------      -------
Notes payable to an individual, with simple
interest at 8%. Principal and interest was
initially due September 1, 2004, however
these notes were extended through September
1, 2006. Amount includes accrued interest of
$0 and $0 at November 30, 2006 and 2005,
respectively
                                                            $20,995      $19,159
                                                            -------      -------

             Total long-term debt                            20,995       19,159

             Less: Current portion                           20,995       19,159
                                                            -------      -------

             Long-term portion                              $    --      $    --
                                                            =======      =======

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 8 - NOTES PAYABLE TO RELATED PARTIES
-----------------------------------------

At November 30, notes payable to related parties were as follows:

                                                              2006        2005
                                                             --------   --------

Notes payable to various related parties, with simple interest at 8%, collateralized by a subordinated security interest in substantially all the assets of the Company. Principal and accrued interest was initially due September 1, 2006, however during 2006, these notes were extended through September 1, 2008. Amount includes accrued interest of $7,461 and $5,506 at November 30, 2006 and 2005, respectively

                                                             $ 92,325   $ 92,703

Notes payable to a related party, with simple
interest compounded annually at prime plus 1%,
which at November 30, 2005 and 2004 was 8% and
5.75%, respectively. Collateralized by a
subordinated security interest in substantially
all the assets of the Company. Principal and
accrued interest was initially due at maturity
in June 1995. During 2004and 2006, the due date
was extended through September 1, 2006 and 2008,
respectively. Amount includes accrued interest
of $0 and $1,423 at November 30, 2006 and 2005,
respectively
                                                               68,238     84,863
                                                             --------   --------

             Total notes payable to related parties           160,563    177,566

             Less: Current portion                                 --    177,566
                                                             --------   --------

             Notes payable to related parties, long-term     $160,563   $     --
                                                             ========   ========


NOTE 9 - STOCK OPTIONS
----------------------

During fiscal 1994, the Company established an employee incentive stock option plan ("the 1994 Plan") under which options to purchase an aggregate of 100,000 shares of the Company's common stock may be granted to key employees and officers of the Company. Under the 1994 Plan, stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant. Options vest 40% upon grant and 12% each grant date anniversary until fully vested and expire at the earlier of five years from that date of grant or 90 days after termination of employment. The 1994 Plan was terminated during fiscal 2005 and there are no 1994 Plan options issued or outstanding as of November 30, 2006 and 2005.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 9 - STOCK OPTIONS (CONTINUED)
----------------------

During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. The full 177,000 options granted under the 2001 Plan are vested and remain unexercised at November 30, 2006.

During fiscal 2005, the Company granted non-qualified stock options to acquire 10,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant and expire in November 2015. All of these options remain outstanding and exercisable at November 30, 2006.

During fiscal 2006, the Company granted non-qualified stock options to acquire 10,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant and expire in November 2016. All of these options remain outstanding and exercisable at November 30, 2006.

At November 30, 2006 and 2005, a total of 223,000 and 228,000 shares remain reserved and available for future stock option grants under the 2001 Plan.

A summary of the stock option activity under the 2001 Plan is as follows:

                                                                                    Weighted
                                                                Exercise Price    Average Price
                                               Stock Options      Per Share        Per Share
                                                 --------       --------------    ------------
Outstanding at January 0, 1900                    192,000       $  0.25 - 1.00    $       0.32
Granted                                            10,000                 0.25            0.25
Expired                                           (30,000)         0.25 - 1.00            0.80
                                                 --------       --------------    ------------

Outstanding at January 0, 1900                    172,000          0.25 - 1.00            0.27
Granted                                            10,000                 0.25            0.25
Expired                                            (5,000)                1.00            1.00
                                                 --------       --------------    ------------

Outstanding at January 0, 1900                    177,000       $         0.25    $       0.25
                                                 ========       ==============    ============

Vested stock options at November 30, 2006         177,000
                                                 ========

Weighted average remaining contractual life       7 years
                                                 ========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 10 - COMMITMENTS
---------------------

The Company leases its facilities under a non-cancelable operating lease that expires March 31, 2008. The lease agreement contains a two year renewal option. Rent is being expensed on a straight line basis over the term of the lease. The company also leases a storage facility under a lease that expires March 31, 2007.In addition, the Company also leased certain of its property and equipment through capital leases, which have either expired or expire through March 2009. Capitalized leases included in property and equipment amounted to approximately $62,078, before accumulated depreciation of $48,896 and $47,248 as of November 30, 2006 and 2005, respectively. The Company paid all of the outstanding interest on its capital lease entered into in 2005. Minimum future obligations under the operating and capital leases as of November 30, 2006 are as follows:

                Year Ending                                 Operating   Capital
                November 30,                                Leases       Leases
              -----------------                             ---------   --------

                          2007                               $103,002   $  3,865
                          2008                                 32,093      3,865
                          2009                                     --      1,288
                                                             --------   --------

              Total minimum lease payments                   $135,095   $  9,018
                                                             ========   ========

                                Less: Current Portion                   $  3,865
                                                                        --------

                                Long-term Portion                       $  5,153
                                                                        ========

Rent expense under the non-cancelable operating lease was $110,084 and $90,090 for the years ended November 30, 2006 and 2005, respectively.

The Company entered into a lease of a freestanding industrial building with 19,504 square feet of office, storage and production space on December 5, 2006. The lease commences on February 1, 2007 with early possession on January 1, 2007. The lease expires January 31, 2015. Monthly base rent is $13,653 with annual increases. Provided it is not in breach of the lease, the Company will be required to pay half scheduled rent for the months of March, May, July, September, November 2007 and January and March 2008.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2006 and 2005


NOTE 11 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of November 30:

                                                      2006              2005
                                                   -----------      -----------

Deferred tax assets
      Net operating loss carryforwards             $   770,000      $ 1,030,000
      Other                                             17,000           17,000
                                                   -----------      -----------
Gross deferred tax assets                              787,000        1,047,000
      Less valuation allowance                        (667,000)      (1,047,000)
                                                   -----------      -----------
          Net deferred tax assets                  $   120,000      $        --
                                                   ===========      ===========


Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance decreased by $380,000 from 2005 and by $99,000 from 2004

At November 30, 2006, the Company has a federal income tax net operating loss carryforward of approximately $2,199,000. The federal net operating loss carry forwards begin expiring in 2005 and continue to expire through the year 2023. At November 30, 2006 the Company has no California net operating loss carry forward.

Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

A reconciliation of the effective tax with the federal statutory rate is as follows as of November 30:
                                                        2006             2005
                                                      ---------       ---------
Expected Income tax expense (benefit)
      at 35% statutory rate                           $ 138,200       $  62,200
Change in valuation allowance                          (380,000)        (99,000)
Nondeductible expenses                                   22,700           3,200
Adjustment to carryforwards                              99,000          42,300
State income taxes                                       31,600          10,500
Other                                                       100         (17,600)
                                                      ---------       ---------

Actual tax expense (benefit)                          $ (88,400)      $   1,600
                                                      =========       =========