Form 10QSB
period 2007-02-28
WESTBRIDGE RESEARCH GROUP
filed 2007-04-20
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended February 28, 2007

Commission file number 2-92261


WESTBRIDGE RESEARCH GROUP
-------------------------

                   California                                95-3769474
        ---------------------------------               -------------------
          (State or other jurisdiction                   (I.R.S. Employer
        of incorporation or organization)               Identification No.)



                 1150 Joshua Way
                Vista, California                              92081
     ---------------------------------------            -------------------
     (Address of principal executive office)                (Zip Code)

Registrant's telephone number,
including area code:                                     (760) 599-8855
                                                         --------------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicabledate: 2,103,438 shares of common stock, no par value, as of February 28, 2007.

        Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

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

         Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward looking statements contained in this Quarterly Report on Form 10-QSB as a result of new information or future events or developments. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                    FEBRUARY 28,    NOVEMBER 30,
                                                       2007            2006
                                                    (UNAUDITED)      (AUDITED)
                                                    -----------     -----------

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                                $   482,715     $   667,196
Trade accounts receivable, less
     allowance for doubtful accounts of
     $12,700 and $8,870 respectively                    496,181         248,567
Inventories                                             238,872         224,600
Prepaid expenses and other
         current assets                                  73,586          86,090
                                                    -----------     -----------

         TOTAL CURRENT ASSETS                         1,291,354       1,226,453


PROPERTY AND EQUIPMENT                                  770,238         692,972
         Less accumulated depreciation                 (603,816)       (596,173)
                                                    -----------     -----------

                  Net Property and Equipment            166,423          96,799


INTANGIBLE ASSET                                        151,600         151,600
LONG TERM ACCOUNTS RECEIVABLE, net                      130,000         130,000
DEFERRED TAX ASSET                                      120,000         120,000
                                                    -----------     -----------

TOTAL ASSETS                                        $ 1,859,377     $ 1,724,852
                                                    ===========     ===========


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                   FEBRUARY 28,     NOVEMBER 30,
                                                       2007            2006
                                                   (UNAUDITED)       (AUDITED)
                                                   -----------      -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Accounts payable                                   $   199,384      $    42,230
Accrued expenses                                       103,697          253,236
Current portion of capital lease                         3,865            3,865
Current portion of long-term debt                        8,038           20,995
                                                   -----------      -----------

TOTAL CURRENT LIABILITIES                              314,984          320,326


Capital lease, net of current portion                    4,187            5,153
Notes payable to related parties                       159,148          160,563
Long-term debt, net of current portion                  21,658           24,849
                                                   -----------      -----------

TOTAL LIABILITIES                                      499,979          510,891
                                                   -----------      -----------

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares              8,479,854        8,479,854

Paid in capital                                        100,000          100,000
Accumulated deficit                                 (7,220,454)      (7,365,893)
                                                   -----------      -----------

         TOTAL SHAREHOLDERS' EQUITY                  1,359,400        1,213,961
                                                   -----------      -----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                      $ 1,859,377      $ 1,724,852
                                                   ===========      ===========


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                     FEBRUARY 28,   FEBRUARY 28,
                                                         2007          2006
                                                      ----------    ----------

NET SALES                                             $  924,125    $  520,360
                                                      ----------    ----------

COST OF SALES                                            413,880       190,159
                                                      ----------    ----------

GROSS PROFIT                                             510,245       330,201
                                                      ----------    ----------

OPERATING EXPENSES
      Research and development                            45,131        22,968
      Selling                                            195,950       183,495
      General and administration                         123,282        85,036
                                                      ----------    ----------

      TOTAL OPERATING EXPENSES                           364,363       291,499
                                                      ----------    ----------

      Operating income                                   145,882        38,702

OTHER INCOME [EXPENSE]
      Interest expense                                    (4,104)       (4,469)
      Interest income                                      3,661         1,620
                                                      ----------    ----------

Income before income taxes                               145,439        35,853

 Provision for income taxes                                   --        (1,600)
                                                      ----------    ----------

      Net income                                      $  145,439    $   34,253
                                                      ==========    ==========

Basic earnings per common share                       $     0.07    $     0.02
                                                      ==========    ==========

Weighted average shares outstanding                    2,103,438     2,103,438
                                                      ==========    ==========

Diluted earnings per common share                     $     0.06    $     0.01
                                                      ==========    ==========

Weighted average shares and options outstanding        2,277,106     2,295,438
                                                      ==========    ==========


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                      FEBRUARY 28,  FEBRUARY 28,
                                                         2007           2006
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 145,439      $  34,253

Adjustments to reconcile net loss
to net cash used in operating activities:

Depreciation and amortization                              7,643          4,992
Interest addition on notes payable and notes
    payable to related parties                             3,578          3,811


Changes in Operating Assets and Liabilities:

      Increase in trade accounts receivable             (247,615)      (239,204)
      Increase in inventories                            (14,272)       (55,210)
      Decrease (increase) in prepaid expenses             12,502        (17,459)
      Increase in accounts payable                       157,155         94,111
      Decrease in accrued liabilities                   (149,538)       (55,754)
                                                       ---------      ---------

Net cash used in operating activities                    (85,108)      (230,460)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (77,266)        (2,512)
                                                       ---------      ---------

Net cash used in investing activities                    (77,266)        (2,512)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                       (966)          (966)
Payments on notes payable and notes payable
    to related parties                                   (21,141)        (3,792)
                                                       ---------      ---------

Net cash used in financing activities                    (22,107)        (4,758)
                                                       ---------      ---------

DECREASE IN CASH                                        (184,481)      (237,730)

CASH AT BEGINNING OF PERIOD                              667,196        471,867
                                                       ---------      ---------

CASH AT END OF PERIOD                                  $ 482,715      $ 234,137
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

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2006 Annual Report on Form 10-KSB, filed March 15, 2007. The results of operations for the quarter ended February 28, 2007, are not necessarily indicative of the operating results for the full year.

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

      Shipping and Handling Costs
      ---------------------------

      The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $22,800 and $14,800 for the three month periods ended February 28, 2007, and 2006, respectively.

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

      Net Income Per Share
      --------------------

      Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,277,106 for the period ending February 28, 2007, and 2,295,438 for the period ending February 28, 2006.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                       Period Ended February 28,
                                                           2007          2006
                                                         ----------   ----------

      Numerator for earnings per common share            $  145,439   $   34,253
                                                         ----------   ----------
      Denominator for basic earnings per common share     2,103,438    2,103,438
                                                         ----------   ----------
      Effect of dilutive securities                         173,668      192,000
                                                         ----------   ----------
      Denominator for diluted earnings per common share   2,277,106    2,295,438
                                                         ----------   ----------
      Net income per common share:
      Basic                                              $     0.07   $     0.02
                                                         ==========   ==========
      Diluted                                            $     0.06   $     0.01
                                                         ==========   ==========

      Recent Accounting Pronouncements
      --------------------------------

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

      Stock Based Compensation
      ------------------------

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 ``Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123'' (SFAS 148). The SFAS No. 148 amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

      Prior to December 1, 2006, the Company accounted for stock option awards granted under the Company's share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of earnings prior to December 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, ("SFAS 123R") using the modified-prospective-transition method. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in no charge to net earnings for the three months ended February 28, 2007.

B.       RECLASSIFICATIONS:

              None


C.       SUBSEQUENT EVENTS:

              None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our consolidated financial statements and related footnotes. This discussion and analysis contains forward-looking statements relating to future events and our future financial performance. The statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those results expressed or implied by these forward-looking statements, including those set forth in this Quarterly Report.

RESULTS OF OPERATIONS:

         Net product sales for the first quarter of fiscal 2007 were $924,125, representing an increase of 77% over the same period in 2006. This increase is primarily due to increased sales to established customers and sales shipped earlier than usual due to the early onset of warm weather.

         Cost of sales as a percentage of net sales increased to 44% for the quarter ended February 28, 2007 as compared with 36% for the same period in the prior year. This increase is primarily due to an increase in sales of lower margin products during the quarter.

         Operating expenses for the three month period ended February 28, 2007 increased by 24%, or $72,864, from the same period in the prior year.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


         Research and development expenses increased by $22,163, or 96% from the prior year's first quarter. This increase is primarily due to increased salaries, increased outside services and the additional rent expense allocated to research and development associated with the Company's new facility.

         Selling expenses, as a percentage of net sales for the three month period ended February 28, 2007, decreased to approximately 21% compared with 35% for the same period in the prior year. This decrease is primarily due to the increase in sales while selling expenses for the quarter ended February 28, 2007 only increased approximately $12,000 compared with the same period in the prior year.

         General and administrative expenses during the three month period ended February 28, 2007 increased by $38,246 or 44%, compared with the same period in the prior year. This increase is primarily due to increased salaries, increased general legal expenses, and additional rent expense associated with the Company's new facility.

         Net income for the quarter ended February 28, 2007 was $145,439 or $.06 per common share compared with net income of $34,253 or $.02 per common share for the same period in the prior year. This increase is primarily due to the increase in sales.

         Income taxes have not been provided for in the accompanying consolidated condensed statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income. The Company had over $2 million of federal net operating loss carryforwards at November 30, 2006, which it is currently utilizing to reduce its income tax exposure. Management has provided for the annual minimum California Franchise Tax. In addition, management has assessed the recoverable value of its current deferred tax asset at $120,000 as the Company has been able to achieve its budgeted targets and the Company expects to utilize these benefits in the current 24 months. The Company has limited its deferred tax asset to its expected rolling two year utilization rate taking into consideration its expected expansion of both sales and costs associated with increased production and sales force, or until utilized, whichever occurs first.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES:

         Working capital was $976,370 at February 28, 2007, an increase of $73,243, from $903,127 at November 30, 2006 .

         The Company leases its existing facility under a non-cancelable operating lease that expires March 31, 2008. The Company entered into a lease of a freestanding industrial building with 19,504 square feet of office, storage and production space on December 5, 2006. The lease commenced on February 1, 2007 with early possession on January 1, 2007. The lease expires January 31, 2015 and monthly base rent is $13,653 with annual increases. Besides the payment of rent for the two facilities during the period ending March 31, 2008, the Company expects to incur expenses for improvements to the new facility and equipment purchases in the amount of approximately $250,000. Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash.

IMPACT OF INFLATION

         The Company does not believe inflation has had a significant effect on its operations.


ITEM 3.  CONTROLS AND PROCEDURES.

         The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 28, 2007. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of February 28, 2007.

         There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended February 28, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS

         31.1 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         B.   REPORTS ON FORM 8-K
              None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


         SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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



Date:  April 20, 2007