Form 10QSB
period 2007-05-31
WESTBRIDGE RESEARCH GROUP
filed 2007-07-19
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended May 31, 2007                    Commission file number 2-92261


                           WESTBRIDGE RESEARCH GROUP
                           -------------------------

                California                                95-3769474
  ---------------------------------------             ------------------
       (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                Identification No.)


          1260 Avenida Chelsea
            Vista, California                                92081
  ---------------------------------------               -------------
  (Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code:    (760) 599-8855
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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,103,438 shares of common stock, no par value, as of May 31, 2007.

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


                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    MAY 31,        NOVEMBER 30,
                                                     2007             2006
                                                  (UNAUDITED)       (AUDITED)
                                                --------------    --------------
                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                            $      670,144    $      667,196
Trade accounts receivable, less
   allowance for doubtful accounts of
   $35,000 and $8,870 respectively                   1,366,231           248,567
Inventories                                            320,758           224,600
Prepaid expenses and other
     current assets                                     68,161            86,090
                                                --------------    --------------

     TOTAL CURRENT ASSETS                            2,425,294         1,226,453


PROPERTY AND EQUIPMENT                               1,079,560           692,972
     Less accumulated depreciation                    [611,568]         [596,173]
                                                --------------    --------------

       Net Property and Equipment                      467,992            96,799


INTANGIBLE ASSET                                       151,600           151,600
LONG TERM ACCOUNTS RECEIVABLE, net                     130,000           130,000
DEFERRED TAX ASSET                                     360,000           120,000
                                                --------------    --------------

TOTAL ASSETS                                    $    3,534,886    $    1,724,852
                                                ==============    ==============


     See accompanying notes to consolidated condensed financial statements.


                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                    MAY 31,        NOVEMBER 30,
                                                     2007             2006
                                                  (UNAUDITED)       (AUDITED)
                                                --------------    --------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Accounts payable                                $      388,644   $        42,230
Accrued expenses                                       300,245           253,236
Current portion of capital lease                         3,865             3,865
Current portion of long-term debt                        8,038            20,995
                                                --------------    --------------


TOTAL CURRENT LIABILITIES                              700,792           320,326


Capital lease, net of current portion                    3,221             5,153
Notes payable to related parties                       114,189           160,563
Long-term debt, net of current portion                  19,648            24,849
                                                --------------    --------------

TOTAL LIABILITIES                                      837,850           510,891
                                                --------------    --------------

SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares              8,479,854         8,479,854

Paid in capital                                        100,000           100,000
Accumulated deficit                                 [5,882,818]       [7,365,893]
                                                --------------    --------------

         TOTAL SHAREHOLDERS' EQUITY                  2,697,036         1,213,961
                                                --------------    --------------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                   $    3,534,886    $    1,724,852
                                                ==============    ==============


     See accompanying notes to consolidated condensed financial statements.


                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS                           SIX MONTHS
                                                    ENDED MAY 31                          ENDED MAY 31
                                               2007              2006                2007              2006
                                          --------------    --------------      --------------    --------------
NET SALES                                 $    2,994,727    $    1,401,952      $    3,918,852    $    1,922,313

COST OF SALES                                  1,283,227           657,981           1,697,106           848,139
                                          --------------    --------------      --------------    --------------

GROSS PROFIT                                   1,711,500           743,971           2,221,746         1,074,174
                                          --------------    --------------      --------------    --------------

OPERATING EXPENSES
    Research and development                      46,703            36,293              91,834            59,261
    Selling                                      333,377           228,324             529,327           411,819
    General and administration                   163,731            86,350             287,013           171,386
                                          --------------    --------------      --------------    --------------
    TOTAL OPERATING EXPENSES                     543,811           350,967             908,174           642,466
                                          --------------    --------------      --------------    --------------

    Operating income                           1,167,689           393,004           1,313,572           431,708

OTHER INCOME (EXPENSE)
    Interest expense                              [3,579]           [4,191]             [7,684]           [8,659]
    Interest income                                3,526             1,795               7,187             3,414
    Other income                                      --                --                  --                --
                                          --------------    --------------      --------------    --------------

    Income before income taxes                 1,167,636           389,608           1,313,075           426,463

Income tax benefit [Provision for
    income taxes]                                170,000                --             170,000            [1,600]
                                          --------------    --------------      --------------    --------------

    Net income                            $    1,337,636    $      390,608      $    1,483,075    $      424,863
                                          ==============    ==============      ==============    ==============

Basic earnings per common share           $          .63    $          .19      $          .71    $          .20
                                          ==============    ==============      ==============    ==============

Weighted average shares outstanding            2,103,438         2,103,438           2,103,438         2,103,438
                                          ==============    ==============      ==============    ==============

Diluted earnings per common share         $          .58    $          .17      $          .65    $          .19
                                          ==============    ==============      ==============    ==============

Weighted average shares, option
  and warrants outstanding                     2,275,439         2,280,438           2,277,106         2,281,688
                                          ==============    ==============      ==============    ==============

                     See accompanying notes to consolidated
                         condensed financial statements.


                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                            SIX MONTHS ENDED
                                                                        MAY 31,           MAY 31,
                                                                         2007              2006
                                                                    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $    1,483,075    $      424,863

Adjustments to reconcile net income
to net cash provided by operating activities:

Depreciation and amortization                                               15,395             9,983
Interest addition on notes payable and notes
  payable to related parties                                                 6,897             4,095
Deferred tax asset                                                        [240,000]               --

Changes in Operating Assets and Liabilities:
    Increase in trade accounts receivable                               [1,117,664]         [462,139]
    Increase in inventories                                                [96,158]          [50,875]
    Decrease [increase] in prepaid expenses                                 17,929            [8,578]
    Increase in accounts payable                                           346,414           215,512
    Increase [decrease] in accrued liabilities                              47,009           [58,636]
                                                                    --------------    --------------

Net cash provided by operating activities                                  462,897            74,225
                                                                    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                        [386,588]          [13,452]
                                                                    --------------    --------------

Net cash used in investing activities                                     [386,588]          [13,452]
                                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                                       [1,932]           [1,933]
Payments on notes payable and notes payable
  to related parties                                                       [71,429]          [23,884]
                                                                    --------------    --------------

Net cash used in financing activities                                      [73,361]          [25,817]
                                                                    --------------    --------------

INCREASE IN CASH                                                             2,948            34,956

CASH AT BEGINNING OF PERIOD                                                667,196           471,867
                                                                    --------------    --------------

CASH AT END OF PERIOD                                               $      670,144    $      506,823
                                                                    ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                        $        7,683    $        4,825
                                                                    ==============    ==============
    Taxes                                                           $           --    $        1,600
                                                                    ==============    ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of truck                                                  $           --    $       39,461
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

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2006 Annual Report on Form 10-KSB, filed March 15, 2007. The results of operations for the quarter ended May 31, 2007, are not necessarily indicative of the operating results for the full year.

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

SHIPPING AND HANDLING COSTS

      The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $83,300 and approximately $48,300 for the three month periods ended May 31, 2007 and May 31, 2006, respectively. Shipping and handling costs for the six month periods ended May 31, 2007 and May 31, 2006 were approximately $106,200 and $63,100, respectively.

REVENUE RECOGNITION

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

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                            Three Months Ended                     Six Months Ended
                                          May 31, 2007 and 2006                 May 31, 2007 and 2006
                                    --------------------------------      --------------------------------
Numerator for earnings
   per common share                 $    1,337,636    $      390,608      $    1,483,075    $      424,863
                                    --------------    --------------      --------------    --------------

Denominator for basic earnings
   per common share                      2,103,438         2,103,438           2,103,438         2,103,438
                                    --------------    --------------      --------------    --------------

Effect of dilutive securities              172,001           177,000             173,668           178,250
                                    --------------    --------------      --------------    --------------

Denominator for diluted earnings
   per common share                      2,275,439         2,280,438           2,277,106         2,281,688
                                    --------------    --------------      --------------    --------------

Net income per common share:
Basic                               $         0.63    $         0.19      $         0.71    $         0.20
                                    ==============    ==============      ==============    ==============

Diluted                             $         0.58    $         0.17      $         0.65    $         0.19
                                    ==============    ==============      ==============    ==============

RECENT ACCOUNTING PRONOUNCEMENTS

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

      Prior to December 1, 2006, the Company accounted for stock option awards granted under the Company's share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of earnings prior to December 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123R (revised
2004), SHARE-BASED PAYMENT, ("SFAS 123R") using the modified-prospective-transition method. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in no charge to net earnings for the six months ended May 31, 2007.

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

RESULTS OF OPERATIONS:

      Net sales for the three month period ended May 31, 2007 were $2,994,727, representing a 114% increase from the same period in the prior year. For the six month period ended May 31, 2007, sales were $3,918,852 and represents an increase of 104% from the prior year's sales of $1,922,313. These increases are primarily due to the substantial increase in sales to established distributors.

      Cost of sales as a percentage of net sales decreased to 42% for the quarter ended May 31, 2007 as compared with 46% for the same period in the prior year. For the six month period ended May 31, 2007, cost of sales as a percentage of net sales decreased to 43% from 44% for the six month period ended May 31,2006. This decrease is primarily due to the increase in sales of higher margin products during the three and six-month periods ended May 31, 2007.

      Operating expenses for the three and six month periods ended May 31, 2007 increased 55% and 41%, respectively, compared with the same periods in the prior year. These increases are primarily related to selling and general and administrative expenses as discussed below.

      Research and development expenses for the three and six month periods ended May 31, 2007 increased 29% and 55%, respectively, compared with the same periods in the prior year. These increases are primarily due to increased salaries and increased rent and utilities associated with the new corporate offices.

      Selling expenses for the three and six month periods ended May 31, 2007 increased 46% to $333,377 and increased 29% to $529,327 respectively compared with the same periods in the prior year. These increases are primarily due to the increase in the allowance for bad debt and accrued warranty accounts totaling approximately $60,000. In addition, the increase is due to increased salary expense, commission expense, and rent and utility expenses associated with the new corporate office.

      General and administrative expenses in the three and six month periods ended May 31, 2007 increased by $77,381 or 90%, and $115,627 or 67%, respectively, when compared with the same periods in the prior year. These increases are primarily due to increased salary expense, general legal expenses, and rent and utility expenses associated with the new corporate office.

      Net income for the quarter ended May 31, 2007 was $1,337,636 as compared with net income of $390,608, for the same period in the prior year. Net income for the six month period ended May 31, 2007 was $1,483,075 as compared with net income of $424,863 in the prior year. As a result, basic earnings per share increased to $.71 for the six months ended May 31, 2007 compared with $.20 per share for the six months ended May 31, 2006.

      The Company had over $2 million of federal net operating loss carryforwards at November 30, 2006, which it is currently utilizing to reduce its income tax exposure. Management has provided for approximately $70,000 in state income taxes for the period ended May 31, 2007. In addition, management has assessed the recoverable value of its current deferred tax asset at $360,000 as the Company has exceeded its budgeted targets and the Company expects to utilize these benefits in the current 24 months. The Company has limited its deferred tax asset to its expected rolling two year utilization rate taking into consideration its expected expansion of both sales and costs associated with increased production and sales force, or until utilized, whichever occurs first.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES:

      Working capital was $1,702,249 at May 31, 2007, an increase of $799,122, from $903,127 at November 30, 2006 .

      The Company leases its existing facility under a non-cancelable operating lease that expires March 31, 2008. The Company entered into a lease of a freestanding industrial building with 19,504 square feet of office, storage and production space on December 5, 2006. The lease commenced on February 1, 2007 with early possession on January 1, 2007. The lease expires January 31, 2015 and monthly base rent is $13,653 with annual increases. The Company expects to continue to pay for rent for both of its two facilities through March 31, 2008. Based on current cash flow projections management expects that the Company can continue operations for the current year without infusions of additional cash. . IMPACT OF INFLATION

      The Company does not believe inflation has had a significant effect on its operations.

ITEM 3.  CONTROLS AND PROCEDURES.

      The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 28, 2007. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of May 31, 2007.

      There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended May 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                        WESTBRIDGE RESEARCH GROUP
                                        (Registrant)

                                        /s/ Christine Koenemann
                                        ---------------------------------------
                                        Christine Koenemann, President
                                        Principal Executive Officer
                                        Principal Financial Officer

Date:  July 19, 2007