Form 10QSB
period 2007-08-31
WESTBRIDGE RESEARCH GROUP
filed 2007-10-19
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended August 31, 2007

Commission file number 2-92261


WESTBRIDGE RESEARCH GROUP
-------------------------

                California                                     95-3769474
------------------------------------------              -----------------------
       (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                    Identification No.)


           1260 Avenida Chelsea
             Vista, California                                  92081
-------------------------------------------                 -------------
  (Address of principal executive office)                    (Zip Code)

Registrant's telephone number,
including area code:                                       (760) 599-8855
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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,103,438 shares of common stock, no par value, as of August 31, 2007.

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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  AUGUST 31,       NOVEMBER 30,
                                                     2007             2006
                                                  (UNAUDITED)       (AUDITED)
                                                --------------    --------------

                                     ASSETS


CURRENT ASSETS
Cash                                           $    1,492,665    $      667,196
Trade accounts receivable, less
     allowance for doubtful accounts of
     $35,000 and $8,870 respectively                  380,129           248,567
Inventories                                           355,257           224,600
Prepaid expenses and other
         current assets                                78,054            86,090
                                               --------------    --------------

         TOTAL CURRENT ASSETS                       2,306,105         1,226,453


PROPERTY AND EQUIPMENT                              1,181,068           692,972
         Less accumulated depreciation               [642,971]         [596,173]
                                               --------------    --------------

                  Net Property and Equipment          538,097            96,799


INTANGIBLE ASSET                                      151,600           151,600
LONG TERM ACCOUNTS RECEIVABLE, net                    130,000           130,000
DEFERRED TAX ASSET                                    360,000           120,000
                                               --------------    --------------

TOTAL ASSETS                                   $    3,485,802    $    1,724,852
                                               ==============    ==============


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                AUGUST 31,        NOVEMBER 30,
                                                   2007              2006
                                               (UNAUDITED)         (AUDITED)
                                              --------------     --------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                              $      234,131     $       42,230
Accrued expenses                                     280,713            253,236
Current portion of capital leases                     19,082              3,865
Current portion of long-term debt                      8,038             20,995
                                              --------------     --------------


TOTAL CURRENT LIABILITIES                            541,964            320,326



Capital leases, net of current portion                13,652              5,153
Notes payable to related parties                      91,542            160,563
Long-term debt, net of current portion                17,639             24,849
                                              --------------     --------------

TOTAL LIABILITIES                                    664,797            510,891
                                              --------------     --------------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares            8,479,854          8,479,854

Paid in capital                                      100,000            100,000
Accumulated deficit                               [5,758,849]        [7,365,893]
                                              --------------     --------------

         TOTAL SHAREHOLDERS' EQUITY                2,821,005          1,213,961
                                              --------------     --------------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                 $    3,485,802     $    1,724,852
                                              ==============     ==============


                     See accompanying notes to consolidated
                         condensed financial statements.

                            WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                               THREE MONTHS                  NINE MONTHS
                                             ENDED AUGUST 31               ENDED AUGUST 31
                                           2007           2006           2007           2006
                                        ----------     ----------     ----------     ----------

NET SALES                               $1,704,761     $  955,454     $5,623,613     $2,877,767

COST OF SALES                            1,057,932        457,339      2,755,038      1,305,478
                                        ----------     ----------     ----------     ----------

GROSS PROFIT                               646,829        498,115      2,868,575      1,572,289
                                        ----------     ----------     ----------     ----------

OPERATING EXPENSES
    Research and development                54,982         43,896        146,816        103,157
    Selling                                288,691        203,979        818,018        615,798
    General and administration             186,243         89,273        473,256        260,659
                                        ----------     ----------     ----------     ----------

TOTAL OPERATING EXPENSES                   529,916        337,148      1,438,090        979,614
                                        ----------     ----------     ----------     ----------

    Operating income                       116,913        160,967      1,430,485        592,675

OTHER INCOME (EXPENSE)
    Interest expense                        [3,912]        [4,417]       [11,596]       [13,076]
    Interest income                         10,967          3,022         18,154          6,436
    Other income [expense]                      --             --             --             --
                                        ----------     ----------     ----------     ----------

    Profit before income taxes             123,968        159,572      1,437,043        586,035

Provision for income taxes                      --         15,000        170,000         16,600
                                        ----------     ----------     ----------     ----------

    Net profit                          $  123,968     $  144,572     $1,607,043     $  569,435
                                        ==========     ==========     ==========     ==========

Basic earnings per common share         $      .06     $      .07     $      .76     $      .27
                                        ==========     ==========     ==========     ==========

Weighted average shares outstanding      2,103,438      2,103,438      2,103,438      2,103,438
                                        ==========     ==========     ==========     ==========

Diluted earnings per common share       $      .05     $      .06     $      .71     $      .25
                                        ==========     ==========     ==========     ==========

Weighted average shares, options
  and warrants outstanding               2,275,439      2,280,438      2,276,550      2,280,021
                                        ==========     ==========     ==========     ==========


                             See accompanying notes to consolidated
                                condensed financial statements.


                                WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                  AUGUST 31,             AUGUST 31,
                                                                     2007                   2006
                                                               -----------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $       1,607,043     $          569,435
Adjustments to reconcile net income to net cash provided
  by operating activities:
Depreciation and amortization                                             46,798                 14,976
Interest addition on notes payable related party                           3,651                  5,695
Deferred tax asset                                                      [240,000]                    --
Changes in Operating Assets and Liabilities:
      Increase in trade accounts receivable                             [131,562]              [287,216]
      Increase in inventories                                           [130,657]               [82,387]
      Decrease [increase] in prepaid expenses                              8,036                [22,265]
      Increase [decrease] in accounts payable                            191,901                   [173]
      Increase [decrease] in accrued liabilities                          27,477                [38,448]
                                                               -----------------     ------------------

Net cash provided by operating activities                              1,382,687                159,617
                                                               -----------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                      [455,175]               [13,421]
                                                               ------------------    -------------------

Net cash used in investing activities                                   [455,175]               [13,421]
                                                               -----------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                                     [9,204]                [2,899]
Payments on notes payable, long term debt and
    notes payable to related parties                                     [92,839]               [29,105]
                                                               ------------------    -------------------

Net cash used in financing activities                                   [102,043]               [32,004]
                                                               ------------------    -------------------

INCREASE IN CASH                                                         825,469                114,192

CASH AT BEGINNING OF PERIOD                                              667,196                471,867
                                                               -----------------     ------------------

CASH AT END OF PERIOD                                          $       1,492,665     $          586,059
                                                               =================     ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest                                                 $          11,596     $            6,923
                                                                ================      =================
      Taxes                                                    $              --     $           16,600
                                                                ================     ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Financing of truck                                             $              --     $           39,461
                                                               =================     ==================
Capital lease of air compressor                                $          14,591     $               --
                                                               =================     ==================
Capital lease of forklift                                      $          18,329     $               --
                                                               ================      ==================


                                 See accompanying notes to consolidated
                                    condensed financial statements.

                                                   4

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION:

               The accompanying unaudited condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, which include normal and recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for the interim period have been made.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2006 Annual Report on Form 10-KSB, filed March 15, 2007. The results of operations for the quarter ended August 31, 2007, are not necessarily indicative of the operating results for the full year.

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

      Property and Equipment
      ----------------------

      Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years. Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment. Office furniture and fixtures is depreciated over a five-year period and vehicles are depreciated over a three-year period. Leasehold improvements are amortized over the life of the current lease of eight years. Certain fixed assets are currently being purchased through capital leases.

       Shipping and Handling Costs
       ---------------------------

       The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $76,500 and approximately $31,600 for the three month periods ended August 31, 2007 and August 31, 2006, respectively. Shipping and handling costs for the nine month periods ended August 31, 2007 and August 31, 2006 were approximately $182,700 and $94,700, respectively.

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

       The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                Three Months Ended           Nine Months Ended
                                              Aug. 31, 2007 and 2006       Aug. 31, 2007 and 2006
                                            -------------------------     -------------------------

       Numerator for earnings
          per common share                  $  123,968     $  144,572     $1,607,043     $  569,435
                                            ----------     ----------     ----------     ----------

       Denominator for basic earnings
          per common share                   2,103,438      2,103,438      2,103,438      2,103,438
                                            ----------     ----------     ----------     ----------

       Effect of dilutive securities           172,001        177,000        173,668        178,250
                                            ----------     ----------     ----------     ----------

       Denominator for diluted earnings
          per common share                   2,275,439      2,280,438      2,276,550      2,281,688
                                                           ----------     ----------     ----------

       Net income per common share:
       Basic                                $     0.06     $     0.07     $     0.76     $     0.27
                                            ==========     ==========     ==========     ==========

       Diluted                              $     0.05     $     0.06     $     0.71     $     0.25
                                            ==========     ==========     ==========     ==========

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

      Prior to December 1, 2006, the Company accounted for stock option awards granted under the Company's share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of earnings prior to December 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, ("SFAS 123R") using the modified-prospective-transition method. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in no charge to net earnings for the nine months ended August 31, 2007.

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

RESULTS OF OPERATIONS:

         Net sales for the three month period ended August 31, 2007 were $1,704,761, representing a 78% increase from the same period in the prior year. For the nine month period ended August 31, 2007, sales were $5,623,613 and represents an increase of 95% from the prior year's sales of $2,877,767. These increases are primarily due to the addition of new distributors and increased sales to the Company's domestic and foreign established distributors. As the demand for organic fruits and vegetables increases, many conventional farmers are transferring to organic growing and creating the need for organic plant fertilizers.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


         Cost of sales as a percentage of net sales increased to 62% for the quarter ended August 31, 2007 as compared with 47% for the same period in the prior year. For the nine month period ended August 31, 2007, cost of sales as a percentage of net sales increased to 49% from 45% for the nine month period ended August 31,2006. This increase is due to increased sales of the Company's lower margin products.

         Operating expenses for the three and nine month periods ended August 31, 2007 increased 57% and 46%, respectively, compared with the same periods in the prior year. These increases are primarily related to selling expenses and general and administrative expenses as discussed below.

         Research and development expenses for the three and nine month periods ended August 31, 2007 increased 25% and 42%, respectively, compared with the same periods in the prior year. These increases are primarily due to increased salary expense, rent and utility expenses associated with the new corporate office, and contract research expense.

         Selling expenses for the three and nine month periods ended August 31, 2007 increased 42% to $288,691 and increased 33% to $818,018 respectively compared with the same periods in the prior year. These increases are primarily due to the increase in the allowance for bad debt and accrued warranty accounts totaling approximately $60,000. In addition, the increase is due to increased commission expense, and rent and utility expenses associated with the new corporate office.

         General and administrative expenses in the three and nine month periods ended August 31, 2007 increased by $96,970 or 109%, and $212,597 or 82%, respectively, when compared with the same periods in the prior year. These increases are primarily due to increased general legal expenses due to increased distributor agreements, new facilities lease, move and improvement related issues and increased issues the Company faces as it grows. In addition, the increase is related to increased staff and salaries, increased rent, utility, office expenses, and amortization of leasehold improvements associated with the new corporate office.

         Net income for the quarter ended August 31, 2007 was $123,968 as compared with net income of $144,572, for the same period in the prior year. Net income for the nine month period ended August 31, 2007 was $1,607,043 as compared with net income of $569,435 in the prior year. As a result, basic earnings per share increased to $0.76 for the nine months ended August 31, 2007 compared with $0.27 per share for the nine months ended August 31, 2006.

         The Company had over $2 million of federal net operating loss carryforwards at November 30, 2006, which it is currently utilizing to reduce its income tax exposure. Management has provided for approximately $70,000 in state income taxes for the period ended August 31, 2007. In addition, management has assessed the recoverable value of its current deferred tax asset at $360,000 as the Company has exceeded its budgeted targets and the Company expects to utilize these benefits in the current 24 months. The Company has limited its deferred tax asset to its expected rolling two year utilization rate taking into consideration its expected expansion of both sales and costs associated with increased production and sales force, or until utilized, whichever occurs first.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES:

         Working capital was $1,764,141 at August 31, 2007, an increase of $861,014, from $903,127 at November 30, 2006 .

         The Company has a $200,000 line of credit available to be drawn down if required. No amounts have been drawn on this line through August 31, 2007. This Line of Credit is secured by all the assets of the Company.

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

ITEM 3.  CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 28, 2007. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of August 31, 2007.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended August 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  October 19, 2007