Form 10KSB
period 2007-11-30
WESTBRIDGE RESEARCH GROUP
filed 2008-03-14
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended November 30, 2007
                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                  1260 Avenida Chelsea, Vista, California 92081
                  ---------------------------------------------
              (Address of principal executive office and zip code)

                                 (760) 599-8855
                                 --------------
                          (Issuer's Telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Check whether the issuer is not required to file reports pursuant to
Section 13a and 15(d) of the Exchange Act [ ]

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act. Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal year:   $6,285,977.

         The aggregate market value of the voting and non-voting equity held by nonaffiliates of the registrant as of February 29, 2008, (computed by reference to the price at which the Common Stock was most recently sold) was approximately $1,934,773. THE SHARES OF THE COMPANY STOCK HAVE NOT BEEN ACTIVELY TRADED FOR SEVERAL YEARS. This computation excludes a total of 2,700 shares held by certain executive officers and directors of Issuer who may be deemed to be affiliates of Issuer under applicable rules of the Securities and Exchange Commission.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

         As of February 29, 2008, there were 2,103,438 shares of the Issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                  Transitional Small Business Disclosure Format
                                 Yes [ ] No [X]

                               Title of each class
                               -------------------
                                      None




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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS
GENERAL
-------

         Westbridge Research Group was incorporated in California in 1982. From inception, Westbridge Research Group and its wholly-owned subsidiary, Westbridge Agricultural Products (hereinafter referred to collectively as the "Company") have been engaged in the development, manufacture and marketing of environmentally compatible products for the agriculture industry. The Company also produces a line of products that are used in the bioremediation of hazardous waste. During the past several years, the Company has placed an emphasis on the sale of agricultural inputs that meet the organic requirements as defined under the USDA National Organic Program.

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

ORGANIC FERTILIZERS, INSECT REPELLENTS, SURFACTANTS AND SPREADER STICKERS

         Westbridge has developed and markets an organic liquid product line under the name BioLink(R). The product line includes NPK blends that can be used on all plants including fruits and vegetables, trees, vines, shrubs, flowering ornamentals and containerized plants. These NPK blends are designed to correct nitrogen, phosphorus, and potassium deficiencies through drip irrigation, but in some cases can also be used as foliar applications.

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

         Research and development expenses for fiscal years 2007 and 2006, respectively, were $220,386 and $166,267.

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

         The Company has its organic products reviewed and approved for use on organically grown crops by either state certifiers accredited under the USDA National Organic Program (NOP), or by the Organic Materials Review
Institute (OMRI).

         The National Organic Program (NOP) under the direction of the Agricultural Marketing Service (AMS), is an arm of the United States Department of Agriculture (USDA). This national program facilitates domestic and international marketing of fresh and processed food that is organically produced and assures consumers that such products meet consistent, uniform standards.

         The Organic Materials Review Institute (OMRI) is a national nonprofit organization that determines which input products are allowed for use in organic production and processing. OMRI Listed--or approved--products may be used on operations that are certified organic under the USDA National Organic Program.

MARKETING
---------

         The Company uses a small number of key regional and national distributors for reaching the U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company has three large domestic customers whose combined purchases amounted to 33% of the Company's agricultural product sales in 2007. Sales to these customers amounted to 24% in 2006.

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

EMPLOYEES
---------

         At November 30, 2007, the Company had 15 employees, 12 full-time, 3 part time. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

                        ITEM 2. DESCRIPTION OF PROPERTIES

         The Company's principal executive office is located at 1260 Avenida Chelsea, Vista, California, 92081. This facility consists of 19,504 square feet and is used for offices, a laboratory and the production and storage of agricultural products and materials. The Company leases these facilities under a lease that expires in January, 2015. Rent is being expensed on a straight-line basis over the term of the lease. The lease commenced on January 1, 2007 and has a term of eight (8) years. WAP has an option to extend the term for an additional three (3) years at the fair market rate at the time of extension. The rent under the lease for the initial year is approximately $13,650 per month, with increases by three percent (3%) each year. WAP must also pay certain other customary expenses under the lease. The Company installed improvements to the facility totaling approximately $350,000 and new equipment totaling approximately $230,000.

         The Company remains under lease at the Joshua Way location until March 31, 2008. The Company used the Joshua Way location for several months following the commencement of the new lease to facilitate the transition to the new leased premises and the continuation of their business without significant interruption. The Company continues to use the Joshua Way facility for storage until the expiration of the lease. The Company's obligation will terminate or be reduced if the landlord installs a new tenant prior to the end of the current lease.

         Rent expense on the Avenida Chelsea facility for the years ending November 30, 2007 and 2006 was $159,769 and $0, respectively. Rent expense on the Joshua Way facility for the years ending November 30, 2007 and 2006 was $95,337 and $92,849, respectively. Rent expense on the storage facility rented by the Company on a month to month basis for the years ending November 30, 2007 and 2006 was $22,980 and $17,235, respectively.

                            ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to, and its property is not the subject of, any pending legal proceeding.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended November 30, 2007.

                                     PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

(a) PRINCIPAL MARKET. There is no established public trading market for the Company's single class of common stock.

(b) APPROXIMATE NUMBER OF HOLDERS FOR COMMON STOCK. Many holders of the common stock hold their shares in "street name" accounts and are not individually shareholders of record. The approximate number of record holders of Company's Common Stock as of November 30, 2007, was 623.

(c) REPURCHASES; DIVIDENDS. The Company has not repurchased any of its stock for the fiscal year ending November 30, 2007. The Company has paid no dividends during that same period. There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends. The Company does not expect to pay dividends in the foreseeable future.



         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS
--------------------------

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

General
-------

         We maintain a strategy for growth through stressing expansion of sales of our organic products and the continued development of our product offerings. The Company expects to hire an additional sales representative for California and another for the Midwest in 2008. The Company is also seeking to acquire biological products for the control of damaging insects or plant pathogens, which can be organically certified for use in organic fruit and crop production. These potential biological products may be acquired through either purchase or distribution agreement arrangements. It is more than likely that any new technology will be required to be registered with the United States Environmental Protection Agency.

         While the demand for organic farm inputs increases, there remains a limited supply of allowed organic raw materials for the formulation of the Company's finished products due to increased competition. The Company is also facing an increase in freight and packaging material costs.

Fiscal Year 2007 Compared to Fiscal Year 2006
---------------------------------------------

         Total product sales were $6,285,977 in fiscal 2007 compared with $3,389,116 in fiscal 2006, an increase of approximately 86%. Prices for the Company's existing products remained stable during fiscal 2007. Production by gallons was in 398,806 2007 and 165,846 in 2006, an increase of approximately 141%. The sales increase was primarily due to increased sales to several domestic customers and the addition of a new product to the Company's organic line of products.

         Cost of sales as a percentage of total product sales increased to approximately 50% or $3,168,533 in fiscal 2007 as compared with 47% or $1,589,229 in fiscal 2006. This increase is primarily due to the increased sales of products with a lower gross margin.

         Research and development expenses increased approximately 33%, or $54,119, to $220,386 in fiscal 2007 from $166,267 in fiscal 2006. This increase is primarily due to the increased expenses associated with two facilities and increased outside research services.

         Selling expenses decreased to approximately 20% of product sales for fiscal 2007 from approximately 23% of product sales for fiscal year 2006. This decrease is primarily due to the increase in sales during fiscal 2007. Selling expenses increased by $458,654 in fiscal 2007 from $791,791 in fiscal 2006. This increase is primarily due to increased commission expenses, increased expenses associated with two facilities, warranty expenses and an increase in the accounts receivable allowance.

         General and administrative expenses increased by $260,327 in fiscal 2007 from $436,376 in fiscal 2006. This increase is primarily due to increased staff expenses, corporate legal expenses, and increased expenses associated with two facilities.

         Interest expense decreased by $457 in fiscal 2007 from $14,508 for fiscal 2006. This minimal decrease is primarily due to the net reduction in interest expense on the notes payable due to principal payments made during the year and the increased interest expense on equipment leases.

         Net income for fiscal 2007 was $983,663 compared with net income of $483,202 in fiscal 2006. The increase in net income is primarily due to increased sales during fiscal 2007.

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


Liquidity and Capital Resources
-------------------------------

         Net working capital increased to $1,362,331 in fiscal year 2007 compared to $1,026,127 in fiscal year 2006 primarily due to increased sales in fiscal year 2007 providing an increase in cash and accounts receivable.


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

                          ITEM 7. FINANCIAL STATEMENTS

         Exhibit A, "Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm" is incorporated herein by reference.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended November 30, 2007.

                   ITEM 8A. ACCOUNTING CONTROLS AND PROCEDURES

         Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer, who are the same individual, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange
Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the current executive officers and directors of the Company as of November 30, 2007:

                                                                                               EXPIRATION OF
     NAME                    AGE          POSITION                         DIRECTOR SINCE          TERM
     ----                    ---          --------                         --------------          ----
Christine Koenemann (1)      54     Director, President,
                                    Chief Financial Officer & Secretary        1995                  2008

William Fruehling (1)(2)     67     Director                                   1997                  2008

Mark Cole (1)(2)             44     Director                                   2005                  2008

____________________
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

DIRECTORS

         Christine Koenemann was elected President and appointed as a Director of the Company on March 2, 1995. She has worked for the Company for the past 24 years in varying positions including Operations Manager, Shareholder Relations Liaison, Director of Administration, and Assistant Treasurer. She attended Indiana University School of Business and worked in retail management for five years prior to joining the Company. Ms. Koenemann serves also as the Company's Chief Financial Officer and Secretary.

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

FAMILY RELATIONSHIPS

         There are no family relationships between or among the directors, executive officers or person's nominated or chosen to become directors or executive officers.

DIRECTOR COMPENSATION

         Each non-employee director receives a payment of $500 for each meeting of the Board of Directors they attend and a payment of $250 for each meeting of a Board Committee they attend, unless that meeting occurs the same day as a meeting of the board of Directors, in which case the director is not paid for attending the Committee meeting.

         The following Director Compensation Table summaries the compensation of our non-employee directors for services rendered during the year ended November 30, 2007.

                                             Director Compensation
                                             ---------------------

                  Fees                                    Non-Qualified
                  Earned                                  Non-Equity            Deferred
                  Or Paid        Stock       Options      Incentive Plan        Compensation     All Other
Name              In Cash        Award       Award (1)    Compensation          Earnings         Compensation    Total
----              -------        -----       ---------    ------------          --------         ------------    -----
Bill Fruehling    $2,000           0             0              0                  0                   0        $2,000

Mark Cole         $2,000           0             0              0                  0                   0        $2,000


(1) Represents fair market value of options granted during the year ended
November 30, 2007, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in our consolidated financial statements. At
November 30, 2007, Mr. Fruehling owned options to acquire up to 37,000 shares and Mr. Cole owned options to acquire up to 10,000 shares.

         In addition to the compensation mentioned above, we reimburse the directors for their travel expenses incurred in attending meetings of the Board and its Committees.




EMPLOYMENT AGREEMENTS

         On February 7, 2006, we entered into an employment contract with Christine Koenemann for the positions of President, Secretary and Chief
Financial Officer. The agreement had a term of three years. Under the agreement
Ms. Koenemann is entitled to receive a salary and receive a bonus based on her achievement of goals established by the Board from time to time. Her base salary for fiscal year 2007 was $100,000. In February 2008, Ms. Koenemann's employment agreement was amended to allow for her to receive a lump sum payment in the event her agreement is terminated in a take over of the Company which results in her employment being terminated. The employment agreement did not grant to Ms.
Koenemann any stock options. She is entitled to participate in the Company's employee benefit plans, such as health insurance.

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

                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 2007, 2006 and 2005 for the Chief Executive Officer and the other two most highly compensated executives of the Company. The Company has no officers except for Ms. Koenemann:

                                               Summary Compensation Table
                                               --------------------------
                                                                                           Non-qualified
                                                                          Non-Equity       Deferral
                                 Fiscal                         Option    Incentive Plan   Compensation     All Other
Name and Principal Position       Year      Salary    Bonus     Awards    Compensation     Earnings         Compensation     Total
---------------------------       ----      ------    -----     ------    ------------     --------         ------------     -----

Christine Koenemann                2007    $100,000  $60,000      0            0                0               0           $160,000
President                          2006    $ 90,000  $45,000      0            0                0               0           $135,000
                                   2005    $ 90,000  $29,190      0            0                0               0           $119,190

Larry Parker, PhD                  2007    $ 71,500  $33,800      0            0                0               $20,236     $125,536
Director of Research and           2006    $ 70,000  $21,450      0            0                0               $12,772     $104,222
Development                        2005    $ 65,000  $16,680      0            0                0               $ 6,222     $ 87,902


Option Grants in Last Fiscal Year (Individual Grants)
-----------------------------------------------------

There were no option grants in the last fiscal year.

Aggregated Option Exercises in Last Fiscal year and Fiscal Year-End Option Value
--------------------------------------------------------------------------------

         There were no option exercises during the last fiscal year for the individuals named in the summary compensation table.

         During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administrative committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. The full 172,000 options granted under the 2001 Plan are vested and remain unexercised at November 30, 2007.

         During fiscal 2006, the Company granted non-qualified stock options to acquire 10,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant and expire in November 2016. All of these options remain outstanding and exercisable at November 30, 2007.

         The Company granted no options during fiscal 2007.

         At November 30, 2007 and 2006, a total of 228,000 and 223,000 shares remain reserved and available for future stock option grants under the 2001 Plan.

A summary of the stock option activity under the 2001 Plan is as follows:

                                                                                   Weighted
                                                                 Exercise           Average
                                                Stock            Price Per         Price Per
                                               Options            Share              Share
                                               --------        ------------        ---------
Outstanding at November 30, 2005               172,000         $0.25 - 1.00        $    0.32
Granted                                         10,000                 0.25             0.25
Expired                                         (5,000)         0.25 - 1.00             0.80
                                               --------        ------------        ---------

Outstanding at November 30, 2006               177,000          0.25 - 1.00             0.27
Granted                                              -                 0.25             0.25
Expired or canceled                             (5,000)                1.00             1.00
                                               --------        ------------        ---------

Outstanding at November 30, 2007               172,000         $       0.25        $    0.25
                                               ========        ============        =========

Vested stock options at November 30, 2007      172,000
                                               ========

Weighted average remaining contractual life    7 years
                                               ========



                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information as of November 30, 2007, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

                                                             W/O Exercise
                                      Amount and Nature of    Percent of        Percent of
 Name of Beneficial Owner             Beneficial Ownership      Class (4)        Class (5)
 ------------------------             --------------------      ---------        ---------

Christine Koenemann                        102,700 (1)            *                 4.7
1260 Avenida Chelsea
Vista, CA  92081

Albert L. Good                             182,300               8.7                8.7
14550 Castle Rock Road
Salinas, CA  93908

Kenneth P. Miles                           119,867               5.7                5.7
8 Avenida Andra
Palm Desert, CA  92260

William Fruehling                           37,000 (2)            *                 1.7
5416 Renaissance Avenue
San Diego, CA  92122

Mark Cole                                   10,000 (3)            *                  *
P.O. Box 685
Lyons, CO  80540

All Directors & Officers                   149,700                *                 6.7
  as a Group (3 persons)

* less than 1%

(1) Consists in part of exercisable options to purchase 100,000 shares at $0.25 per share.

(2)      Consists of exercisable options to purchase 37,000 at $0.25 per share.

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

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None


                                ITEM 13. EXHIBITS

(a) 1. The following financial statements of the Company are included in Item 7:

                 Consolidated Balance Sheets at November 30, 2007 and 2006

                 Consolidated Statements of Operations for each of the
                   two years ended November 30, 2007

                 Consolidated Statements of Shareholders' Equity for each of the two years ended November 30, 2007

                 Consolidated Statements of Cash Flows for each of the
                   two years ended November 30, 2007

                 Notes to Consolidated Financial Statements.

(b) No Form 8-K was filed after the last quarter of the period covered by this report.

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

                  10(bb) Amendment to Employment Agreement between Company and Christine Koenemann dated December 1, 2007.

                  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following are the fees billed us by our auditors, PKF for services rendered thereby during 2007 and 2006:

                                        2007                  2006
                                        ----                  ----
Audit Fees                            $39,350               $27,391
Audit Related Fees                         --                    --
Tax Fees                                4,263                 3,500
All Other Fees                             --                    --

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2008.

                                             WESTBRIDGE RESEARCH GROUP

                                             By /s/ Christine Koenemann
                                                --------------------------------
                                                Christine Koenemann, President
                                                Principal Executive Officer
                                                Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            SIGNATURE                     TITLE                     DATE
            ---------                     -----                     ----


/s/ Christine Koenemann                 Director                March 14, 2008
---------------------------------
Christine Koenemann


/s/ William Fruehling                   Director                March 14, 2008
---------------------------------
William Fruehling


/s/ Mark Cole                           Director                March 14, 2008
---------------------------------
Mark Cole


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

Exhibit A











                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                 For The Years Ended November 30, 2007 and 2006

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY





                                TABLE OF CONTENTS
                                -----------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.................      1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets........................................  2 - 3

     Consolidated Statements of Operations .............................      4

     Consolidated Statements of Shareholders' Equity....................      5

     Consolidated Statements of Cash Flows..............................      6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................. 7 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the "Company") as of November 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.







San Diego, California                              PKF
March 12, 2008                                     Certified Public Accountants
                                                   A Professional Corporation


                         WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                                November 30, 2007 and 2006


                                          ASSETS
                                          ------

                                                             2007              2006
                                                         -----------       -----------
Current assets:
     Cash and cash equivalents                           $   766,277       $   667,196
     Investments                                             505,367                --
     Accounts receivable, less allowance of $55,000
         and $8,870 at November 30, 2007 and 2006            200,293           248,567
     Inventories, net                                        426,630           224,600
     Deferred tax asset                                      225,000           120,000
     Prepaid expenses and other current assets               121,457            86,090
                                                         -----------       -----------

         Total current assets                              2,245,024         1,346,453
                                                         -----------       -----------

Property and equipment, at cost:
     Machinery and equipment                                 532,438           289,054
     Office furniture and fixtures                           365,835           335,751
     Leasehold Improvements                                  364,999             8,996
     Vehicles                                                 59,171            59,171
                                                         -----------       -----------

                                                           1,322,443           692,972
     Less: accumulated depreciation                         (665,913)         (596,173)

         Net property and equipment                          656,530            96,799
                                                         -----------       -----------

Long-term account receivable, net                            130,000           130,000
Intangible assets, net                                       151,600           151,600
                                                         -----------       -----------

                                                         $ 3,183,154       $ 1,724,852
                                                         ===========       ===========

                    The accompanying notes are an integral part of the
                            consolidated financial statements.



                              WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                                     November 30, 2007 and 2006


                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

                                                                 2007               2006
                                                              -----------       -----------
Current Liabilities:
     Accounts payable                                         $   169,193       $    42,230
     Accrued expenses                                             602,655           253,236
     Current portion of long-term debt                              8,038            20,995
     Current portion of notes payable to related parties           66,372                --
     Current portion of capital leases                             36,435             3,865
                                                              -----------       -----------

         Total current liabilities                                882,693           320,326

Long-term debt, net of current portion                             18,220            24,849
Notes payable to related parties, net of current portion               --           160,563
Capital leases, net of current portion                             84,617             5,153
                                                              -----------       -----------

         Total liabilities                                        985,530           510,891
                                                              -----------       -----------

Commitments (Note 10)

Shareholders' equity:
     Preferred stock, 5,000,000 shares authorized,
         no shares outstanding in 2007 and 2006                        --                --
     Common stock, no par value, 37,500,000 shares
         authorized, 2,103,438 shares issued and
         outstanding at November 30, 2007 and 2006,
         respectively                                           8,479,854         8,479,854
     Paid-in capital                                              100,000           100,000
     Accumulated defecit                                       (6,382,230)       (7,365,893)
                                                              -----------       -----------

         Total shareholders' equity                             2,197,624         1,213,961
                                                              -----------       -----------

         Total liabilities and shareholders' equity           $ 3,183,154       $ 1,724,852
                                                              ===========       ===========



                         The accompanying notes are an integral part of the
                                 consolidated financial statements.



                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended November 30, 2007 and 2006



                                                         2007              2006
                                                     -----------       -----------
Revenues:
     Agricultural product sales                      $ 6,285,977       $ 3,389,116
                                                     -----------       -----------

Costs and expenses:
     Cost of sales                                     3,168,533         1,598,229
     Research and development                            220,386           166,267
     Selling                                           1,250,445           791,791
     General and administrative                          696,703           436,376
                                                     -----------       -----------

         Total costs and expenses                      5,336,067         2,992,663
                                                     -----------       -----------

         Income from operations                          949,910           396,453

Other income (expense)
     Interest expense                                    (14,051)          (14,508)
     Interest income                                      31,391            12,537
     Other income                                             73               320
                                                     -----------       -----------

         Income before income taxes                      967,323           394,802

Income tax benefit                                        16,340            88,400
                                                     -----------       -----------

         Net income                                  $   983,663       $   483,202
                                                     ===========       ===========

Basic earnings per common share                      $      0.47       $      0.23
                                                     ===========       ===========

Weighted average shares outstanding                    2,103,438         2,103,438
                                                     -----------       -----------

Diluted earnings per common share                    $      0.43       $      0.21
                                                     ===========       ===========

Weighted average shares and options outstanding        2,275,856         2,306,138
                                                     -----------       -----------



               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                            WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Years Ended November 30, 2007 and 2006





                                    Common                          Paid-in        Accumulated
                                    Stock           Amount          Capital          Deficit             Total
                                -----------      -----------      -----------      -----------       -----------

Balance, November 30, 2005        2,103,438      $ 8,479,854      $    95,000      $(7,849,095)      $   725,759

      Stock compensation
      expense                                          5,000                             5,000

Net income                               --               --               --          483,202           483,202
                                -----------      -----------      -----------      -----------       -----------
Balance, November 30, 2006        2,103,438      $ 8,479,854      $   100,000      $(7,365,893)      $ 1,213,961

      Net income                         --               --               --          983,663           983,663
                                -----------      -----------      -----------      -----------       -----------

Balance, November 30, 2007        2,103,438      $ 8,479,854      $   100,000      $(6,382,230)      $ 2,197,624
                                ===========      ===========      ===========      ===========       ===========





                                   The accompanying notes are an integral part of the
                                           consolidated financial statements.



                                   WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Years Ended November 30, 2007 and 2006



                                                                         2007               2006
                                                                      -----------       -----------
Cash flows from operating activities:
     Net income                                                       $   983,663       $   483,202
     Adjustments to reconcile net income to net
        cash flows provided by operating activities:
           Depreciation and amortization                                   69,740            25,949
           Stock compensation expense                                          --             5,000
           Increase in bad debt allowance                                  46,130                --
           Deferred tax asset                                            (105,000)         (120,000)
     Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                       2,144          (142,534)
           Increase in inventories                                       (202,030)          (65,653)
           Increase in prepaid expenses
              and other current assets                                    (35,367)          (50,285)
           Increase in accounts payable                                   126,963             5,572
           Increase in accrued expenses                                   349,419           103,446
                                                                      -----------       -----------
                 Net cash flows provided by operating activities        1,235,662           244,697
                                                                      -----------       -----------

Cash flows from investing activities:
     Purchase of investments                                             (505,367)               --
     Purchase of property and equipment                                  (487,123)          (55,185)
                                                                      -----------       -----------

                 Net cash flows used in investing activities             (992,490)          (55,185)
                                                                      -----------       -----------

Cash flows from financing activities:
     Change in notes payable to related
       parties and long-term debt                                        (113,777)            9,682
     Payments on capital lease obligations                                (30,314)           (3,865)
                                                                      -----------       -----------

                 Net cash flows (used in)
                 provided by financing activities                        (144,091)            5,817
                                                                      -----------       -----------

Net increase in cash and cash equivalents                                  99,081           195,329

Cash and cash equivalents at beginning of year                            667,196           471,867
                                                                      -----------       -----------

Cash and cash equivalents at end of year                              $   766,277       $   667,196
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                                          2007               2006

Cash paid during the year for:
     Interest                                                         $    14,051       $     7,048
                                                                      ===========       ===========
     Income taxes                                                     $    25,000       $     1,600
                                                                      ===========       ===========

Non-cash investing activities:
      Capital leases                                                  $   142,348       $        --
                                                                      ===========       ===========


                              The accompanying notes are an integral part of the
                                      consolidated financial statements.

                                                      6

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2007 and 2006



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

The Company maintains a majority of its bank accounts at one financial institution located in California. The accounts at this one bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company has an insurance policy effective for 2007, which covers all funds located at this financial institution in excess of $100,000. At November 30, 2007 and 2006, the Company's uninsured cash balances totaled $0 and $487,639, respectively. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Inventories
-----------

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. Any write-down of inventory to market is reflected in cost of goods sold, unless the amount is unusually material, in which case the loss would be identified separately in the income statement.

Advertising
-----------

Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to operations as incurred. Advertising expenses charged to operations totaled $68,637 and $74,438 at November 30, 2007 and 2006, respectively.

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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2007 and 2006



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------------

Investments
-----------

The Company from time-to-time purchases Certificates of Deposit (CD's) or other liquid investments when cash is available. Currently the Company has purchased approximately $500,000 of CD's which mature in July, 2008.

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

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years. Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment. Office furniture and fixtures are depreciated over a five-year period and vehicles are depreciated over a three-year period. Leasehold improvements are amortized over the life of the lease and included in depreciation expenses. Capital leases are amortized using the straight-line method over the estimated useful life or the remaining term of the related lease, whichever is less. Depreciation and amortization totaled $69,740 and $25,949 at November 30, 2007 and 2006, respectively.

Shipping and Handling Costs
---------------------------

The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," which was effective in the fourth quarter of fiscal 2000. Consistent with EITF 00-10, the Company has historically classified income from freight charges to customers as "Agricultural product sales." The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $221,000 and $109,500 in November 30, 2007 and 2006, respectively.

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

Products Warranty
-----------------

The Company warrants its products against defects in workmanship. The warranty accrual at November 30, 2007 and 2006 was $96,000 and $14,689, respectively. The accrual is based on an estimate of the cost to be incurred based on the claims received and historical experience. During fiscal year 2007, the Company accepted returned product due to the loss of its organic certification of one of its nitrogen products as well as issues relating to a customer's specifications on a particular product. These returns were offset against the warranty accrual for approximately $75,000 and in addition, the Company increased the warranty accrual by approximately $81,000 to $96,000 for the year ended November 30, 2007 for any additional potential returns.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2007 and 2006



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------------

Sales to Major Customers
------------------------

A majority of the Company's domestic sales are concentrated in Washington, California, Arizona and Texas. The majority of the Company's foreign sales are concentrated in Peru and Korea. For the year ended November 30, 2007 three customers represented 62% of accounts receivable. For the year ended November 30, 2006, two customers represented 59% of accounts receivable. Total international sales have been 11% of total sales in 2007 and 13% of total sales in 2006. The Company has no assets located in foreign countries.

Earnings Per Share
------------------

Basic loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,269,605 for November 30, 2006 and 2,275,856 for November 30, 2007.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                      Year Ended November 30,
                                                        2007            2006
                                                     ----------      ----------
Numerator for earnings per common share              $  983,663      $  483,201
                                                     ----------      ----------
Denominator for basic earnings per common share       2,103,438       2,103,438
                                                     ----------      ----------
Effect of dilutive securities                           172,418         166,167
                                                     ----------      ----------
Denominator for diluted earnings per common share     2,275,856       2,269,605
                                                     ----------      ----------
Net income per common share:
     Basic                                           $     0.47      $     0.23
                                                     ==========      ==========
     Diluted                                         $     0.43      $     0.21
                                                     ==========      ==========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2007 and 2006



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

The Company believes that the recorded value of its financial instruments approximates their fair value at November 30, 2007.

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

Research and Development
------------------------

It is the Company's policy to expense research and development costs when incurred. During the years ended November 30, 2007 and 2006, the Company expensed $220,386 and $166,267, respectively, of research and development costs.

Stock Based Compensation
------------------------

During the year ended November 30, 2006, the Company accounted for stock option awards granted under the Company's share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of earnings prior to December 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised
2004), Share-Based Payment, ("SFAS 123R") using the modified-prospective-transition method. Under this transition method, compensation expense recognized would include: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2007 and 2006



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------------

Stock Based Compensation (Continued)
------------------------------------

Under SFAS No.148, the fair value of each option granted during the year ended November 30, 2006 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of five to ten years, with an average risk-free interest rate of 4.5% to 5%, price volatility of 0.5 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS No.123, reported net income and income per common share would have been as follows:

                                                                     Year Ended
                                                                    November 30,
                                                                        2006
                                                                        ----

Net Income, as reported                                            $   483,201

Add back: Stock-based employee compensation expense
      included in reported net loss, net of related tax effects          5,000

Deduct: Total stock-based employee compensation expenses
      determined under fair value method for all awards, net of
      related tax effects                                               (5,700)
                                                                   -----------

Pro-forma net income                                               $   482,501
                                                                   ===========
Earnings per share - basic:
      As reported                                                  $      0.23
                                                                   ===========
      Pro-forma                                                    $      0.21
                                                                   ===========

Earnings per share - diluted:
      As reported                                                  $      0.23
                                                                   ===========
      Pro-forma                                                    $      0.21
                                                                   ===========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2007 and 2006



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------------

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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2007 and 2006



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------------

Recent Accounting Standards (Continued)
---------------------------------------

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

Reclassifications
-----------------

Certain prior year amounts have been reclassified from the balance sheet to conform to the current year's presentation.


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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2007 and 2006



NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following at November 30:

                                                    2007           2006
                                                 ---------      ---------

Raw materials                                    $ 170,922      $ 144,371
Finished goods                                     259,238         83,759
                                                 ---------      ---------

                                                   430,160        228,130
Reserve for obsolescence                            (3,530)        (3,530)
                                                 ---------      ---------

Total inventories                                $ 426,630      $ 224,600
                                                 =========      =========


Certain of the Company's raw materials are obtained from a limited number of suppliers.


NOTE 4 - LONG-TERM ACCOUNT RECEIVABLE
-------------------------------------

At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings. On February 8, 2007, the real property was to be sold through a public auction. As there were no bids placed, the Company obtained the right to take title to the land. The Company is subject to certain ownership restrictions based on Mexican law and has therefore formed a Mexican legal entity in order to take title to the property. The Company is currently in the process of trying to remove encumbrances to take title and eventually market the property.

The long term account receivable and related allowance for doubtful accounts at November 30 is as follows:

                                                 2007              2006
                                               ---------        ---------

Long-term account receivable                   $ 451,270        $ 451,270
Allowance for doubtful long-term account        (321,270)        (321,270)
                                               ---------        ---------

Long-term account receivable, net              $ 130,000        $ 130,000
                                               =========        =========



NOTE 5 - INTANGIBLE ASSETS
--------------------------

For the year ended November 30, 2001, the Company reported net purchased formulas and prepaid royalties of $97,176. During 2002, the Company exercised its right to purchase the formula, for which the royalty fee was based upon (Note 2), for $64,000. In 2002 the Company adopted SFAS 142. The adoption of SFAS 142 directed the Company to discontinue amortizing its intangible assets and annually review them for impairment. Management believes the assets have an indefinite life. The value of the unamortized intangibles as of November 30, 2007 and 2006 is for each item at least its book value.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2007 and 2006



NOTE 6 - ACCRUED EXPENSES
-------------------------

Accrued expenses consist of the following at November 30:

                                                           2007         2006
                                                        ----------   ----------

Accrued payroll                                         $ 146,600     $ 79,470
Accrued vacation                                           47,909       42,509
State taxes payable                                        94,900       30,000
Auditing fees                                              22,000       20,148
Deferred Rent                                              57,373            -
Warranty                                                   96,000       14,689
Sales commissions                                          85,702       42,567
Other                                                      52,171       23,853
                                                        ----------   ----------

     Total accrued expenses                             $ 602,655    $ 253,236
                                                        ==========   ==========


NOTE 7 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following at November 30:

                                                        2007             2006
                                                    -----------      -----------
Note payable to an individual, with simple
interest at 8%. Principal and accrued
interest was initially due September 1,
2006, however during 2006, this note were
extended through September 1, 2008.There was
no accrued interest on this note at of
November 30, 2007 and 2006 respectively.            $        --      $    14,106

Note payable to Ford Credit                              26,258           31,738
                                                    -----------      -----------
             Total long-term debt                        26,258           45,844

             Less: Current portion                        8,038           20,995
                                                    -----------      -----------

             Long-term portion                      $    18,220      $    24,849
                                                    ===========      ===========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2007 and 2006



NOTE 8 - NOTES PAYABLE TO RELATED PARTIES
-----------------------------------------

At November 30, notes payable to related parties were as follows:

                                                              2007        2006
                                                           ---------   ---------
Notes payable to related parties, with
simple interest at 8%, collateralized by a
subordinated security interest in
substantially all the assets of the Company.
Principal and accrued interest was initially
due September 1, 2006, however during 2006,
these notes were extended through September
1, 2008. Amount includes accrued interest of
$0 and $7,461 at November 30, 2007 and 2006,
respectively.                                              $ 38,240    $ 92,325

Notes payable to a related party, with
simple interest compounded annually at prime
plus 1%, which at November 30, 2007 and 2006
was 8.5% and 9.25%, respectively.
Collateralized by a subordinated security
interest in substantially all the assets of
the Company. Principal and accrued interest
was initially due at maturity in June 1995.
During 2004and 2006, the due date was
extended through September 1, 2006 and 2008,
respectively. Amount includes accrued
interest of $0 and $0 at November 30, 2007
and 2006, respectively.                                      28,132      68,238
                                                           ---------   ---------

            Total notes payable to related parties           66,372     160,563

            Less: Current portion                           (66,372)         --
                                                           ---------   ---------

            Notes payable to related parties, long-term    $     --    $160,563
                                                           =========   =========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2007 and 2006



NOTE 9 - STOCK OPTIONS
----------------------

During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. The full 172,000 options granted under the 2001 Plan are vested and remain unexercised at November 30, 2007.

During fiscal 2006, the Company granted non-qualified stock options to acquire 10,000 shares at $0.25 per share to members of the Board of Directors. The options immediately vest upon grant and expire in November 2016. All of these options remain outstanding and exercisable at November 30, 2007.

During fiscal 2007, there were no options issued.

At November 30, 2007 and 2006, a total of 228,000 and 223,000 shares remain reserved and available for future stock option grants under the 2001 Plan.

A summary of the stock option activity under the 2001 Plan is as follows:

                                                                                   Weighted
                                                                 Exercise           Average
                                                Stock            Price Per         Price Per
                                               Options            Share              Share
                                               --------        ------------        ---------
Outstanding at November 30, 2005               172,000         $0.25 - 1.00        $    0.32
Granted                                         10,000                 0.25             0.25
Expired                                         (5,000)         0.25 - 1.00             0.80
                                               --------        ------------        ---------

Outstanding at November 30, 2006               177,000          0.25 - 1.00             0.27
Granted                                              -                    -                -
Expired or canceled                             (5,000)                1.00             1.00
                                               --------        ------------        ---------

Outstanding at November 30, 2007               172,000         $       0.25        $    0.25
                                               ========        ============        =========

Vested stock options at November 30, 2007      172,000
                                               ========

Weighted average remaining contractual life    7 years
                                               ========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2007 and 2006



NOTE 10 - COMMITMENTS
---------------------

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

The Company remains under lease at the Joshua Way location until March 31, 2008. The Company used the Joshua Way location for several months following the commencement of the new lease to facilitate the transition to the new leased premises and the continuation of their business without significant interruption. The Company will continue to use the Joshua Way facility for storage until the expiration of the lease. The Company's obligation will terminate or be reduced if the landlord installs a new tenant prior to the end of the current lease. The Company also leased a storage facility under a lease that expired March 31, 2007 and currently rents the storage facility on a month to month basis. In addition, the Company also leased certain of its property and equipment through capital leases, which have either expired or expire through 2012. Capitalized leases included in property and equipment amounted to approximately $202,318, before accumulated depreciation of $60,846 and $48,896 as of November 30, 2007 and 2006, respectively. Minimum future obligations under the operating and capital leases as of November 30, 2007 are as follows:



         Year ending                             Operating      Capital
         November 30,                              Leases        Leases
         ------------                            ----------------------

              2008                              $   185,230    $ 36,435
              2009                                  172,967      27,027
              2010                                  178,156      25,739
              2011                                  183,501      23,246
              2012                                  189,006       8,605
              Thereafter                            428,775          --


Total minimum lease payments                    $ 1,337,635    $121,052
                                                =======================
Less: Current Portion                                          $ 36,435
                                                               --------
Long Term Portion                                              $ 84,617
                                                               ========

Rent expense was $275,542 and $110,084 for the years ended November 30, 2007 and 2006, respectively.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2007 and 2006



NOTE 11 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of November 30:

                                                      2007          2006
                                                   ----------    ----------

Deferred tax assets
     Net operating loss carryforwards              $ 363,200     $ 770,000
     Other                                            52,800        17,000
                                                   ----------    ----------
Gross deferred tax assets                            416,000       787,000
     Less valuation allowance                       (191,000)     (667,000)
                                                   ----------    ----------

         Net deferred tax assets                   $ 225,000     $ 120,000
                                                   ==========    ==========


Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance decreased by $476,000 from 2006 and by $380,000 from 2005

At November 30, 2007, the Company has a federal income tax net operating loss carryforward of approximately $1,038,000. The federal net operating loss carry forwards begins expiring in 2008 and continues to expire through the year 2023. At November 30, 2007 the Company has no California net operating loss carry forward.

Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

A reconciliation of the effective tax with the federal statutory rate is as follows as of November 30:

                                                     2007            2006
                                                  ----------     ----------

Expected income tax expense
     at 35% statutory rate                        $ 340,700      $ 138,200
Change in valuation allowance                      (476,000)      (380,000)
Nondeductible expenses                                5,000         22,700
Adjustment to carryforwards                              --         99,000
State income taxes                                   88,600         31,600
Other                                                25,360            100
                                                  ----------     ----------
     Tax benefit                                  $ (16,340)     $ (88,400)
                                                  ==========     ==========