Form 10QSB
period 2008-02-29
WESTBRIDGE RESEARCH GROUP
filed 2008-04-14
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended February 29, 2008

Commission file number 2-92261


WESTBRIDGE RESEARCH GROUP
-------------------------

                California                              95-3769474
------------------------------------------       -----------------------
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification No.)


           1260 Avenida Chelsea
             Vista, California                           92081
--------------------------------------------         -------------
  (Address of principal executive office)             (Zip Code)

Registrant's telephone number,
including area code:                                 (760) 599-8855
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,103,438 shares of common stock, no par value, as of April 15, 2008.

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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   FEBRUARY 29,    NOVEMBER 30,
                                                       2008            2007
                                                    (UNAUDITED)      (AUDITED)
                                                   ------------    ------------

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                          $    130,243    $    766,277
Short term investments                                  511,493         505,367
Trade accounts receivable, less
     allowance for doubtful accounts of
     $55,000 and $55,000 respectively                   474,799         200,293
Inventories, net                                        510,401         426,630
Deferred tax asset                                      225,000         225,000
Prepaid expenses and other
         current assets                                 180,252         121,457
                                                   ------------    ------------

         TOTAL CURRENT ASSETS                         2,032,188       2,245,024


PROPERTY AND EQUIPMENT                                1,322,443       1,322,443
         Less accumulated depreciation                 [702,420]       [665,913]
                                                   ------------    ------------

                  Net Property and Equipment            620,023         656,530


LONG-TERM ACCOUNTS RECEIVABLE, net                      130,000         130,000
INTANGIBLE ASSET                                        151,600         151,600
                                                   ------------    ------------


TOTAL ASSETS                                       $  2,933,811    $  3,183,154
                                                   ============    ============


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                   FEBRUARY 29,    NOVEMBER 30,
                                                       2008            2007
                                                    (UNAUDITED)      (AUDITED)
                                                   ------------    ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Accounts payable                                   $    183,836    $    169,193
Accrued expenses                                        261,363         602,655
Line of credit                                          100,000              --
Current portion of capital leases                        32,445          36,435
Current portion of notes payable to related parties      43,205          66,372
Current portion of long-term debt                         8,038           8,038
                                                   ------------    ------------


TOTAL CURRENT LIABILITIES                               628,887         882,693


Capital leases, net of current portion                   77,126          84,617
Long-term debt, net of current portion                   16,210          18,220
                                                   ------------    ------------

TOTAL LIABILITIES                                       722,223         985,530
                                                   ------------    ------------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares               8,479,854       8,479,854

Paid in capital                                         100,000         100,000
Accumulated deficit                                  [6,368,266]     [6,382,230]
                                                   ------------    ------------

         TOTAL SHAREHOLDERS' EQUITY                   2,211,588       2,197,624
                                                   ------------    ------------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                      $  2,933,811    $  3,183,154
                                                   ============    ============


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                  FEBRUARY 29,    FEBRUARY 28,
                                                      2008            2007
                                                  ------------    ------------

NET SALES                                         $    712,769    $    924,125

COST OF SALES                                          239,574         413,880
                                                  ------------    ------------

GROSS PROFIT                                           473,195         510,245
                                                  ------------    ------------

OPERATING EXPENSES
      Research and development                          59,161          45,131
      Selling                                          219,217         195,950
      General and administration                       179,314         123,282
                                                  ------------    ------------

      TOTAL OPERATING EXPENSES                         457,692         364,363
                                                  ------------    ------------

      Operating income                                  15,503         145,882

OTHER INCOME [EXPENSE]
      Interest expense                                 [1,959]         [4,104]
      Interest income                                    8,520           3,661
                                                  ------------    ------------

Income before income taxes                              22,064         145,439

 Provision for income taxes                              8,100              --
                                                  ------------    ------------

      Net income                                  $     13,964    $    145,439
                                                  ============    ============


Basic earnings per common share                   $       0.01    $       0.07
                                                  ============    ============

Weighted average shares outstanding                  2,103,438       2,103,438
                                                  ============    ============

Diluted earnings per common share                 $       0.01    $       0.06
                                                  ============    ============

Weighted average shares and options outstanding      2,275,438       2,277,106
                                                  ============    ============


                     See accompanying notes to consolidated
                         condensed financial statements.

                      WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                       FEBRUARY 29,    FEBRUARY 28,
                                                           2008            2007
                                                       ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $     13,964    $    145,439

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                36,507           7,643
Interest addition on notes payable related party              1,255           3,558
Changes in Operating Assets and Liabilities:
      Increase in trade accounts receivable                [274,506]       [247,615]
      Increase in inventories                               [83,771]        [14,272]
      [Increase] decrease in prepaid expenses               [58,795]         12,502
      [Decrease] increase in accounts payable               [52,357]        157,155
      [Decrease] increase in accrued liabilities           [274,292]       [149,538]
                                                       ------------    ------------

Net cash used in operating activities                      [691,995]        [85,108]
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest earned on short-term investments                    [6,126]             --
Purchase of property and equipment                               --         [77,266]
                                                       ------------    ------------

Net cash used in investing activities                        [6,126]       [455,175]
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                       [11,481]           [966]
Advance from line of credit                                 100,000              --
Payments on notes payable, long term debt and
    notes payable to related parties                        [26,432]        [21,141]
                                                       ------------    ------------

Net cash provided by [used in] financing activities          62,087        [22,107]]
                                                       ------------    ------------

DECREASE IN CASH                                           [635,034]       [184,481]

CASH AT BEGINNING OF PERIOD                                 766,277         667,196
                                                       ------------    ------------

CASH AT END OF PERIOD                                  $    130,243    $    482,715
                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest                                         $      1,959    $         --
                                                       ============    ============
      Taxes                                            $    103,000    $         --
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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2007 Annual Report on Form 10-KSB, filed March 14, 2008. The results of operations for the quarter ended February 29, 2008, are not necessarily indicative of the operating results for the full year.

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

     Shipping and Handling Costs
     ---------------------------

     The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $29,159 and $22,800 for the three month periods ended February 29, 2008, and February 28, 2007, respectively.

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                                Period Ended
                                                          February 29,    February 28
                                                              2008            2007
                                                          ------------    ------------

     Numerator for earnings per common share              $     13,964    $    145,439
                                                          ------------    ------------

     Denominator for basic earnings per common share         2,103,438       2,103,438
                                                          ------------    ------------

     Effect of dilutive securities                             172,000         173,668
                                                          ------------    ------------

     Denominator for diluted earnings per common share       2,275,438       2,277,106
                                                          ------------    ------------

     Net income per common share:
     Basic                                                $       0.01    $       0.07
                                                          ============    ============

     Diluted                                              $       0.01    $       0.06
                                                          ============    ============

     Recent Accounting Pronouncements
     --------------------------------

     In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement. The purpose of SFAS No. 157 is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (hereafter "SFAS No. 141(R)"). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that adoption of SFAS No. 141(r) will have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued FASB Statement No. 160 "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not believe that adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued FASB Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS No. 161"), changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 160 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

     Long-Lived Assets
     -----------------

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

     Prior to December 1, 2006, the Company accounted for stock option awards granted under the Company's share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of earnings prior to December 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, ("SFAS 123R") using the modified-prospective-transition method. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in no charge to net earnings for the three months ended February 29, 2008.

B.   MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES:

          None


C.   SIGNIFICANT EQUITY INVESTEES:

          None

D.   SIGNIFICANT DISPOSITIONS AND PURCHASE BUSINESS COMBINATIONS:

          None

E.   MATERIAL ACCOUNTING CHANGES:

          None

F.   DEVELOPMENT STAGE COMPANIES:

          Not Applicable


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

RESULTS OF OPERATIONS:

     Net product sales for the first quarter of fiscal 2008 were $712,769, representing a decrease of 23% over the same period in 2007. This decrease is primarily due to the loss of one of the Company's high nitrogen products and continued cold weather in many of The Company's key markets during the first quarter of fiscal 2008.

     Cost of sales as a percentage of net sales decreased to 33% for the quarter ended February 29, 2008 as compared with 44% for the same period in the prior year. This decrease is primarily due to the decreased sales of one the Company's high nitrogen products, which was one of its low margin products.

     Operating expenses for the three month period ended February 29, 2008 increased by 26%, or $93,329, from the same period in the prior year. This increase is primarily due to general and administrative expenses as discussed below.

     Research and development expenses increased by $14,030, or 31% from the prior year's first quarter. This increase is primarily due to increased salaries, increased outside services, and an increase in travel expenses. The Company is in the process of obtaining data on potential new products that require up front payments to academic institutions conducting tests on the potential products.

     Selling expenses, as a percentage of net sales for the three month period ended February 29, 2008, increased to approximately 31% compared with 21% for the same period in the prior year. This increase is primarily due to the decrease in sales and an increase in selling expenses for the quarter ended February 29, 2008 of approximately $23,000 from the same quarter in the prior year. The increase in selling expenses is associated with increased advertising and state licensing expenses. Additionally, the Company has added two new sales representatives for parts of California and for the Great Lakes region.

     General and administrative expenses during the three month period ended February 29, 2008 increased by $56,032 or 46%, compared with the same period in the prior year. This increase is primarily due to increased salaries and increased amortization associated with the tenant improvements at the Company's new facility.

     Net income for the quarter ended February 29, 2008 was $13,964 or $.01 per common share compared with net income of $145,439 or $.07 per common share for the same period in the prior year. This increase is primarily due to the decrease in sales.

     Income taxes have not been provided for in the accompanying consolidated condensed statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income. The Company had over $1 million of federal net operating loss carryforwards at November 30, 2007, which it is currently utilizing to reduce its income tax exposure. Management has provided for the annual minimum California Franchise Tax. In addition, management has assessed the recoverable value of its current deferred tax asset at $225,000 as the Company has been able to achieve its budgeted targets and the Company expects to utilize these benefits in the current 24 months. The Company has limited its deferred tax asset to its expected rolling two year utilization rate taking into consideration its expected expansion of both sales and costs associated with increased production and sales force, or until utilized, whichever occurs first.

LIQUIDITY AND CAPITAL RESOURCES:

     Working capital was $1,403,301 at February 29, 2008, an increase of $40,970, from $1,362,331 at November 30, 2007.

     The Company has a $200,000 line of credit available to be drawn down if required of which, $100,000 has been drawn through February 29, 2008. This Line of Credit is secured by all the assets of the Company.

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

     The Company remains under lease at the Joshua Way location until March 31, 2008. The Company used the Joshua Way location for several months following the commencement of the new lease to facilitate the transition to the new leased premises and the continuation of their business without significant interruption. The Company continues to use the Joshua Way facility for storage on a month to month basis until the landlord installs a new tenant or the Company no longer needs the storage whichever comes first.

IMPACT OF INFLATION

     The Company does not believe inflation has had a significant effect on its operations.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 29, 2008. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of February 29, 2008.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended February 29, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Date:  April 15, 2008