Form 10QSB
period 2008-05-31
WESTBRIDGE RESEARCH GROUP
filed 2008-07-15
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended May 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,103,438 shares of common stock, no par value, as of May 31, 2008.

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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                         MAY 31,      NOVEMBER 30,
                                                          2008           2007
                                                      (UNAUDITED)      (AUDITED)
                                                       ----------     ----------
                                     ASSETS
                                     ------


CURRENT ASSETS
Cash and cash equivalents                              $  710,322     $  766,277
Short term investments                                         --        505,367
Trade accounts receivable, less
     allowance for doubtful accounts of
     $55,000 and $55,000 respectively                     884,639        200,293
Inventories, net                                          659,684        426,630
Deferred tax asset                                        225,000        225,000
Prepaid expenses and other
         current assets                                   281,006        121,457
                                                       ----------     ----------

         TOTAL CURRENT ASSETS                           2,760,651      2,245,024


PROPERTY AND EQUIPMENT                                  1,345,487      1,322,443
         Less accumulated depreciation                  [738,927]      [665,913]
                                                       ----------     ----------

                  Net Property and Equipment              606,560        656,530


LONG-TERM ACCOUNTS RECEIVABLE, net                        130,000        130,000
INTANGIBLE ASSET                                          151,600        151,600
                                                       ----------     ----------


TOTAL ASSETS                                           $3,648,811     $3,183,154
                                                       ==========     ==========


                     See accompanying notes to consolidated
                         condensed financial statements.



                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                           MAY 31,    NOVEMBER 30,
                                                            2008        2007
                                                         (UNAUDITED)  (AUDITED)
                                                         ----------   ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
Accounts payable                                         $  339,078   $  169,193
Accrued expenses                                            384,673      602,655
Line of credit                                              150,000           --
Current portion of capital leases                            29,604       36,435
Current portion of notes payable to related parties          21,033       66,372
Current portion of long-term debt                             8,038        8,038
                                                         ----------   ----------


TOTAL CURRENT LIABILITIES                                   932,426      882,693



Capital leases, net of current portion                       68,697       84,617
Long-term debt, net of current portion                       14,201       18,220
                                                         ----------   ----------

TOTAL LIABILITIES                                         1,015,324      985,530
                                                         ----------   ----------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares                   8,479,854    8,479,854

Paid in capital                                             140,244      100,000
Accumulated deficit                                      [5,986,611]  [6,382,230]
                                                         ----------   ----------

         TOTAL SHAREHOLDERS' EQUITY                       2,633,487    2,197,624
                                                         ----------   ----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                            $3,648,811   $3,183,154
                                                         ==========   ==========


                     See accompanying notes to consolidated
                         condensed financial statements.



                        WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                            THREE MONTHS              SIX MONTHS
                                            ENDED MAY 31              ENDED MAY 31
                                         2008         2007         2008         2007
                                      ----------   ----------   ----------   ----------


NET SALES                             $1,923,280   $2,994,727   $2,636,049   $3,918,852

COST OF SALES                            849,218    1,283,227    1,088,792    1,697,106
                                      ----------   ----------   ----------   ----------

GROSS PROFIT                           1,074,062    1,711,500    1,547,257    2,221,746
                                      ----------   ----------   ----------   ----------

OPERATING EXPENSES
  Research and development                70,481       46,703      129,642       91,834
  Selling                                380,858      333,377      600,075      529,327
  General and administration             216,040      163,731      395,354      287,013
                                      ----------   ----------   ----------   ----------
  TOTAL OPERATING EXPENSES               667,379      543,811    1,125,071      908,174
                                      ----------   ----------   ----------   ----------

  Operating income                       406,683    1,167,689      422,186    1,313,572

OTHER INCOME (EXPENSE)
  Interest expense                       [4,349]      [3,579]      [6,308]      [7,684]
  Interest income                          4,321        3,526       12,841        7,187
  Other income                                --           --           --           --
                                      ----------   ----------   ----------   ----------

  Income before income taxes             406,655    1,167,636      428,719    1,313,075

Income tax benefit [Provision for
  income taxes]                         [25,000]      170,000     [33,100]      170,000
                                      ----------   ----------   ----------   ----------

  Net income                          $  381,655   $1,337,636   $  395,619   $1,483,075
                                      ==========   ==========   ==========   ==========

Basic earnings per common share       $     0.18   $     0.63   $     0.19   $     0.71
                                      ==========   ==========   ==========   ==========

Weighted average shares outstanding    2,103,438    2,103,438    2,103,438    2,103,438
                                      ==========   ==========   ==========   ==========

Diluted earnings per common share     $     0.17   $     0.58   $     0.18   $     0.65
                                      ==========   ==========   ==========   ==========

Weighted average shares, option
  and warrants outstanding             2,247,334    2,275,438    2,247,334    2,277,106
                                      ==========   ==========   ==========   ==========





                         See accompanying notes to consolidated
                             condensed financial statements.



                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                            SIX MONTHS ENDED
                                                           MAY 31,      MAY 31,
                                                            2008         2007
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  395,619   $1,483,075

Adjustments to reconcile net income
to net cash[used in] provided by operating activities:

Depreciation and amortization                                73,014       15,395
Interest addition on notes payable to related parties           754        6,897
Stock compensation expense                                   40,244           --
Deferred tax asset                                               --    [240,000]

Changes in Operating Assets and Liabilities:
      Increase in trade accounts receivable               [684,345]   [1,117,664]
      Increase in inventories                             [233,054]     [96,158]
      [Increase] decrease in prepaid expenses             [159,549]       17,929
      Increase in accounts payable                          169,885      346,414
      [Decrease] increase in accrued liabilities          [217,983]       47,009
                                                         ----------   ----------

Net cash [used in] provided by operating activities       [615,415]      462,897
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from short-term investment                             505,367           --
Purchase of property and equipment                         [23,044]    [386,588]
                                                         ----------   ----------

Net cash provided by [used in] investing activities         482,323    [386,588]
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from line of credit                                 150,000           --
Payments on capital lease obligations                      [22,751]      [1,932]
Payments on notes payable and notes payable
    to related parties                                     [50,112]     [71,429]
                                                         ----------   ----------

Net cash provided by [used in] financing activities          77,137     [73,361]
                                                         ----------   ----------

[DECREASE] INCREASE IN CASH                                [55,955]        2,948

CASH AT BEGINNING OF PERIOD                                 766,277      667,196
                                                         ----------   ----------

CASH AT END OF PERIOD                                    $  710,322   $  670,144
                                                         ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest                                           $    6,308        7,683
                                                         ==========   ==========
      Taxes                                              $       --   $       --
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2007 Annual Report on Form 10-KSB, filed March 14, 2008. The results of operations for the quarter ended May 31, 2008, are not necessarily indicative of the operating results for the full year.

Inventories
-----------

Inventory, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market. The company is purchasing larger supplies of raw materials and storing inventory due to the fact that key raw materials are becoming more difficult to source because of shortages in related industries.

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

Shipping and Handling Costs
---------------------------

The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $73,800 and approximately $83,300 for the three month periods ended May 31, 2008 and May 31, 2007, respectively. Shipping and handling costs for the six month periods ended May 31, 2008 and May 31, 2007 were approximately $103,000 and $106,200, respectively.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                      Three Months Ended       Six Months Ended
                                    May 31, 2008 and 2007     May 31, 2008 and 2007
                                   -----------------------   -----------------------

Numerator for earnings
   per common share                $  381,655   $1,337,636   $  395,619   $1,483,075
                                   ----------   ----------   ----------   ----------

Denominator for basic earnings
   per common share                 2,103,438    2,103,438    2,103,438    2,103,438
                                   ----------   ----------   ----------   ----------

Effect of dilutive securities         143,896      172,000      143,896      173,668
                                   ----------   ----------   ----------   ----------

Denominator for diluted earnings
   per common share                 2,247,334    2,275,439    2,247,334    2,277,106
                                   ----------   ----------   ----------   ----------

Net income per common share:
Basic                              $     0.18   $     0.63   $     0.19   $     0.71
                                   ==========   ==========   ==========   ==========

Diluted                            $     0.17   $     0.58   $     0.18   $     0.65
                                   ==========   ==========   ==========   ==========


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

Stock Based Compensation
------------------------

Prior to December 1, 2006, the Company accounted for stock option awards granted under the Company's share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of earnings prior to December 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123R (revised
2004), SHARE-BASED PAYMENT, ("SFAS 123R") using the modified-prospective-transition method. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a decrease to net earnings of approximately $40,000 for the three and six months ended May 31, 2008.

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

RESULTS OF OPERATIONS:

      Net sales for the three month period ended May 31, 2008 were $1,923,280, representing a 36% decrease from the same period in the prior year. For the six month period ended May 31, 2008, sales were $2,636,049 and represents a decrease of 33% from the prior year's sales of $3,918,852. These decreases are primarily due to the loss of one of the Company's high nitrogen products and continued cold weather in many of the Company's key markets during the first two quarters of fiscal 2008.

      Cost of sales as a percentage of net sales increased to 44% for the quarter ended May 31, 2008 as compared with 43% for the same period in the prior year. For the six month period ended May 31, 2008, cost of sales as a percentage of net sales decreased to 41% from 43% for the six month period ended May 31,2007. Raw material expenses have increased due to raw material shortages and increased freight charges. It is anticipated such costs will continue to increase for the foreseeable future.

      Operating expenses for the three and six month periods ended May 31, 2008 increased 23% and 24%, respectively, compared with the same periods in the prior year. These increases are primarily related to selling and general and administrative expenses as discussed below.

      Research and development expenses for the three and six month periods ended May 31, 2008 increased 51% and 41%, respectively, compared with the same periods in the prior year. These increases are primarily due to increased salaries with the addition of a full-time lab technician, an increase in lab supplies, and increases in contract research associated with trials on potential new products.

      Selling expenses for the three and six month periods ended May 31, 2008 increased 14% to $380,858 and increased 13% to $600,075, respectively compared with the same periods in the prior year. These increases are primarily due to increases in salary expense, commission expense and travel expenses related to the addition of two new sales representatives for parts of California and for the Great Lakes region. In addition, part of the increase is due to the recognition of stock compensation expense issued to employees in the sales department.

      General and administrative expenses for the three and six month periods ended May 31, 2008 increased by $52,309 or 32%, and $108,341 or 38%, respectively, when compared with the same periods in the prior year. These increases are primarily due to increased salaries, increased amortization associated with the tenant improvements at the Company's new facility and stock compensation expense to employees in the general and administrative department.

      Net income for the quarter ended May 31, 2008 was $381,655 as compared with net income of $1,337,636, for the same period in the prior year. Net income for the six month period ended May 31, 2008 was $395,619 as compared with net income of $1,483,075 in the prior year. As a result, basic earnings per share decreased to $.19 for the six months ended May 31, 2008 compared with $.71 per share for the six months ended May 31, 2007.

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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES:

      Working capital was $1,828,225 at May 31, 2008, an increase of $465,894, from $1,362,331 at November 30, 2007.

      The Company has a $500,000 line of credit available to be drawn down if required of which, $150,000 has been drawn through May 31, 2008. This Line of Credit is secured by all the assets of the Company.

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

      The Company remained under lease at the Joshua Way location until March 31, 2008. The Company used the Joshua Way location for several months following the commencement of the new lease to facilitate the transition to the new leased premises and the continuation of their business without significant interruption. The Company continues to use the Joshua Way facility for storage on a month to month basis until the landlord installs a new tenant or the Company no longer needs the storage whichever comes first.

IMPACT OF INFLATION

      The Company does not believe inflation has had a significant effect on its operations.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 31, 2008. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of May 31, 2008.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


      B.    REPORTS ON FORM 8-K

            Form 8-K, filed on June 26, 2008, disclosing the amended Employment Agreement by and between Company and Christine Koenemann.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


         SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              WESTBRIDGE RESEARCH GROUP
                                              (Registrant)

                                              /s/ Christine Koenemann
                                              ----------------------------------
                                              Christine Koenemann, President
                                              Principal Executive Officer
                                              Principal Financial Officer



Date:  July 15, 2008