Form 10QSB
period 2008-08-31
WESTBRIDGE RESEARCH GROUP
filed 2008-10-15
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter ended August 31, 2008

                         Commission file number 2-92261


                           WESTBRIDGE RESEARCH GROUP

                California                                     95-3769474
 -----------------------------------------              -----------------------
       (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                     Identification No.)


           1260 Avenida Chelsea
             Vista, California                                    92081
 --------------------------------------------                 -------------
  (Address of principal executive office)                      (Zip Code)

Registrant's telephone number,
including area code:                                             (760) 599-8855
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,103,438 shares of common stock, no par value, as of August 31, 2008.

         Transitional Small Business Disclosure Format (Check One) Yes ( )
 No (X)

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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                  AUGUST 31,      NOVEMBER 30,
                                                     2008            2007
                                                 (UNAUDITED)       (AUDITED)
                                                 -----------      -----------
                                     ASSETS


CURRENT ASSETS
Cash and cash equivalents                        $ 1,237,293      $   766,277
Short term investments                                    --          505,367
Trade accounts receivable, less
     allowance for doubtful accounts of
     $55,000 and $55,000 respectively                316,778          200,293
Inventories, net                                     616,653          426,630
Deferred tax asset                                   225,000          225,000
Prepaid expenses and other
         current assets                              149,718          121,457
                                                 -----------      -----------

         TOTAL CURRENT ASSETS                      2,545,442        2,245,024


PROPERTY AND EQUIPMENT                             1,056,542        1,322,443
         Less accumulated depreciation              (459,950)        (665,913)
                                                 -----------      -----------

                  Net Property and Equipment         596,592          656,530


LONG-TERM ACCOUNTS RECEIVABLE, net                   130,000          130,000
INTANGIBLE ASSET                                     151,600          151,600
                                                 -----------      -----------


TOTAL ASSETS                                     $ 3,423,634      $ 3,183,154
                                                 ===========      ===========




                     See accompanying notes to consolidated
                         condensed financial statements.


                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                         AUGUST 31,      NOVEMBER 30,
                                                           2008              2007
                                                        (UNAUDITED)       (AUDITED)
                                                        -----------      -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable                                        $    90,088      $   169,193
Accrued expenses                                            669,946          602,655
Current portion of capital leases                            29,604           36,435
Current portion of notes payable to related parties              --           66,372
Current portion of long-term debt                             8,038            8,038
                                                        -----------      -----------


TOTAL CURRENT LIABILITIES                                   797,676          882,693



Capital leases, net of current portion                       61,296           84,617
Long-term debt, net of current portion                       12,191           18,220
                                                        -----------      -----------

TOTAL LIABILITIES                                           871,163          985,530
                                                        -----------      -----------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares                   8,479,854        8,479,854

Paid in capital                                             140,244          100,000
Accumulated deficit                                      (6,067,627)      (6,382,230)
                                                        -----------      -----------

         TOTAL SHAREHOLDERS' EQUITY                       2,552,471        2,197,624
                                                        -----------      -----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                           $ 3,423,634      $ 3,183,154
                                                        ===========      ===========


                     See accompanying notes to consolidated
                         condensed financial statements.






                                         WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                   THREE MONTHS                         NINE MONTHS
                                                   ENDED AUGUST 31                    ENDED AUGUST 31
                                               2008              2007            2008             2007
                                            -----------      -----------      -----------      -----------


NET SALES                                  $ 1,058,851      $ 1,704,761      $ 3,694,900      $ 5,623,613

COST OF SALES                                  591,415        1,057,932        1,680,207        2,755,038
                                           -----------      -----------      -----------      -----------

GROSS PROFIT                                   467,436          646,829        2,014,693        2,868,575
                                           -----------      -----------      -----------      -----------

OPERATING EXPENSES
 Research and development                       66,411           54,982          196,053          146,816
 Selling                                       333,741          288,691          933,816          818,018
 General and administration                    181,260          186,243          576,614          473,256
                                           -----------      -----------      -----------      -----------

TOTAL OPERATING EXPENSES                       581,412          529,916        1,706,483        1,438,090
                                           -----------      -----------      -----------      -----------

Operating (loss) income                       (113,976)         116,913          308,210        1,430,485

OTHER INCOME (EXPENSE)
  Interest expense                              (2,786)          (3,912)          (9,094)         (11,596)
  Interest income                                3,587           10,967           16,428           18,154
  Other income (expense)                        10,284               --           10,284               --
                                           -----------      -----------      -----------      -----------



 (Loss) profit before income taxes            (102,891)         123,968          325,828        1,437,043

(Benefit) provision for income taxes           (21,875)              --           11,225          170,000
                                           -----------      -----------      -----------      -----------

 Net (loss) profit                         $   (81,016)     $   123,968      $   314,603      $ 1,607,043
                                                            ===========      ===========      ===========


Basic (loss) earnings per common share     $      (.04)     $       .06      $       .15      $       .76
                                           ===========      ===========      ===========      ===========

Weighted average shares outstanding          2,103,438        2,103,438        2,103,438        2,103,438
                                           ===========      ===========      ===========      ===========

Diluted earnings per common share                  N/A      $       .05      $       .14      $       .71
                                           ===========      ===========      ===========      ===========

Weighted average shares, options
  and warrants outstanding                         N/A        2,275,439        2,247,334        2,276,550




                                  See accompanying notes to consolidated
                                      condensed financial statements.





                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                         AUGUST 31,        AUGUST 31,
                                                           2008              2007
                                                        -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $   314,603      $ 1,607,043
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization                                95,304           46,798
Interest addition on notes payable related party                 --            3,651
Loss on disposal of fixed assets                              4,073
            Stock compensation expense                       40,244
Deferred tax asset                                               --         (240,000)
Changes in Operating Assets and Liabilities:
      Increase in trade accounts receivable                (116,485)        (131,562)
      Increase in inventories                              (190,023)        (130,657)
      (Increase) decrease in prepaid expenses               (28,261)           8,036
      (Decrease) increase in accounts payable               (79,105)         191,901
      Increase in accrued liabilities                        67,291           27,477
                                                        -----------      -----------

Net cash provided by operating activities                   107,641        1,382,687
                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from short term investment                             505,367               --
Purchase of property and equipment                          (39,439)        (455,175)
                                                        -----------      -----------

Net cash provided by (used in) investing activities         465,928         (455,175)
                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                       (30,152)          (9,204)
Payments on notes payable, long term debt and
    notes payable to related parties                        (72,401)         (92,839)
                                                        -----------      -----------

Net cash used in financing activities                      (102,553)        (102,043)
                                                        -----------      -----------

INCREASE IN CASH                                            471,016          825,469

CASH AT BEGINNING OF PERIOD                                 766,277          667,196
                                                        -----------      -----------

CASH AT END OF PERIOD                                   $ 1,237,293      $ 1,492,665
                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest                                          $     9,094      $    11,596
                                                        ===========      ===========
      Taxes                                             $   108,125      $        --
                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Capital lease of air compressor                         $        --      $    14,591
                                                        ===========      ===========
Capital lease of forklift                               $        --      $    18,329
                                                        ===========      ===========

     See accompanying notes to consolidated condensed financial statements.


                                       6

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

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2007 Annual Report on Form 10-KSB, filed March 14, 2008. The results of operations for the quarter ended August 31, 2008, are not necessarily indicative of the operating results for the full year.

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

       Shipping and Handling Costs

       The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $47,600 and approximately $76,500 for the three month periods ended August 31, 2008 and August 31, 2007, respectively. Shipping and handling costs for the nine month periods ended August 31, 2008 and August 31, 2007 were approximately $150,600 and $182,700, respectively.

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

      Net (Loss) Income Per Share

       Basic (loss) income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. Stock options and warrants, amounting to 143,896, were anti-dilutive for the three months ending August 31, 2008.


      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                     Three Months Ended             Nine Months Ended
                                                   Aug. 31, 2008 and 2007          Aug. 31, 2008 and 2007
                                                   ------------------------    --------------------------

          Numerator for (loss) earnings
             per common share                     $ (81,016)    $  123,968     $  314,603     $1,607,043
                                                  ---------     ----------     ----------     ----------

          Denominator for basic earnings
             per common share                     2,103,438      2,103,438      2,103,438      2,103,438
                                                  ---------     ----------     ----------     ----------

          Effect of dilutive securities           N/A              172,001        143,896        173,668
                                                  ---------     ----------     ----------     ----------

          Denominator for diluted earnings
             per common share                     N/A            2,275,439      2,247,334      2,276,550
                                                                ----------     ----------     ----------

          Net (loss) income per common share:
          Basic                                   $    0.04)    $     0.06     $     0.15     $     0.76
                                                  =========     ==========     ==========     ==========

          Diluted                                 N/A           $     0.05     $     0.14     $     0.71
                                                  =========     ==========     ==========     ==========

                                       8

      Recent Accounting Pronouncements

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

      In May 2008, the FASB issued SFAS No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS--AN INTERPRETATION OF FASB STATEMENT NO. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

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

      Stock Based Compensation

      Prior to December 1, 2006, the Company accounted for stock option awards granted under the Company's share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of earnings prior to December 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, ("SFAS 123R") using the modified-prospective-transition method. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a decrease to net earnings of approximately $40,000 for the nine months ended August 31, 2008, due to the compensation being incurred in the second quarter.

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

RESULTS OF OPERATIONS:

         Net sales for the three month period ended August 31, 2008 were $1,058,851, representing a 38% decrease from the same period in the prior year. For the nine month period ended August 31, 2008, sales were $3,694,900 and represents a decrease of 34% from the prior year's sales of $5,623,613. These decreases are primarily due to the loss of one of the Company's high nitrogen products. Other contributing factors for such decreases in sales is the late on-set of spring in the Pacific Northwest Region and the continued drought conditions in California, both of which have caused growers to require less of the Company's products.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



         Cost of sales as a percentage of net sales decreased to 56% for the quarter ended August 31, 2008 as compared with 62% for the same period in the prior year. For the nine month period ended August 31, 2008, cost of sales as a percentage of net sales decreased to 46% from 49% for the nine month period ended August 31,2007. These decreases are primarily due to the reduction in sales of the Company's low margin products.

         Operating expenses for the three and nine month periods ended August 31, 2008 increased 10% and 19%, respectively, compared with the same periods in the prior year. These increases are primarily related to research and development expenses and selling expenses as discussed below.

         Research and development expenses for the three and nine month periods ended August 31, 2008 increased 21% and 34%, respectively, compared with the same periods in the prior year. These increases are primarily due to increased salaries with the addition of a full-time lab technician, an increase in lab supplies, and increases in contract research associated with trials on potential new products.

         Selling expenses for the three and nine month periods ended August 31, 2008 increased 16% to $333,741 and increased 14% to $933,816, respectively compared with the same periods in the prior year. These increases are primarily due to increases in salary expense and travel expenses related to the addition of two new sales representatives for parts of California and for the Great Lakes region. The Company also recognized stock compensation expenses issued to employees in the sales department. In addition, a fine was imposed by a government regulator relating to labeling requirements for one of its products. The Company corrected such label and implemented operating procedures to prevent a reoccurrence.

         General and administrative expenses in the three and nine month periods ended August 31, 2008 decreased by $4,983 or 3%, and increased by $103,358 or 22%, respectively, when compared with the same periods in the prior year. These increases are primarily due to increased salaries, increased amortization associated with the tenant improvements at the Company's new facility and stock compensation expense to employees in the general and administrative department.

         Net loss for the quarter ended August 31, 2008 was $81,016 as compared with net income of $123,968, for the same period in the prior year. Net income for the nine month period ended August 31, 2008 was $314,603 as compared with net income of $1,607,043 in the prior year. As a result, basic earnings per share decreased to $0.15 for the nine months ended August 31, 2008 compared with $0.76 per share for the nine months ended August 31, 2007.

         The Company had over $1 million of federal net operating loss carryforwards at November 30, 2007, which it is currently utilizing to reduce its income tax exposure. Management has provided for state income taxes. In addition, management has assessed the recoverable value of its current deferred tax asset at $225,000 as the Company has been able to achieve its budgeted targets and the Company expects to utilize these benefits in the current 24 months. The Company has limited its deferred tax asset to its expected rolling two year utilization rate taking into consideration its expected expansion of both sales and costs associated with increased production and sales force, or until utilized, whichever occurs first.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES:

         Working capital was $1,747,766 at August 31, 2008, an increase of $385,435, from $1,362,331 at November 30, 2007.

         The Company has a $500,000 line of credit available to be drawn down if required of which $0 has been drawn through August 31, 2008. This Line of Credit is secured by all the assets of the Company.

         The Company's principal executive office is located at 1260 Avenida Chelsea, Vista, California, 92081. This facility consists of 19,504 square feet and is used for offices, a laboratory and the production and storage of agricultural products and materials. The Company leases these facilities under a lease that expires in January, 2015. Rent is being expensed on a straight-line basis over the term of the lease. The lease commenced on January 1, 2007 and has a term of eight (8) years. Westbridge Agricultural Products (WAP) has an option to extend the term for an additional three (3) years at the fair market rate at the time of extension. The rent under the lease for the initial year is approximately $13,650 per month, with increases by three percent (3%) each year. WAP must also pay certain other customary expenses under the lease.

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

ITEM 3.  CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2008. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of August 31, 2008.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended August 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  B.       REPORTS ON FORM 8-K

                           Form 8-K, filed on October 10, 2008, disclosing the Employment Agreement by and between Company and Dr. Lawrence Parker.

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



Date:  October 15, 2008