Form 10KSB
period 2008-11-30
WESTBRIDGE RESEARCH GROUP
filed 2009-03-13
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended November 30, 2008
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                  1260 Avenida Chelsea, Vista, California 92081
                 ----------------------------------------------
              (Address of principal executive office and zip code)
                                 (760) 599-8855
                                 --------------
                           (Issuer's Telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal year:   $3,998,293.

         The aggregate market value of the voting and non-voting equity held by nonaffiliates of the registrant as of February 28, 2009, (computed by reference to the price at which the Common Stock was most recently sold) was approximately $1,934,773. The shares of the Company stock have never been actively traded. This computation excludes a total of 3,375 shares held by certain executive officers and directors of Issuer who may be deemed to be affiliates of Issuer under applicable rules of the Securities and Exchange Commission.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

         As of February 28, 2009, there were 2,103,438 shares of the Issuer's Common Stock outstanding.

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

         Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward looking statements contained in this Annual Report on Form 10-K as a result of new information or future events or developments. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

GENERAL
-------

         Westbridge Research Group was incorporated in California in 1982. From inception, Westbridge Research Group and its wholly-owned subsidiary, Westbridge Agricultural Products (hereinafter referred to collectively as the "Company") have been engaged in the development, manufacture and marketing of environmentally compatible products for the agriculture industry. The Company also produces a line of products that are used in industrial bioremediation. During the past several years, the Company has placed an emphasis on the sale of agricultural inputs that meet the organic requirements as defined under the USDA National Organic Program.

AGRICULTURE PRODUCTS

         The Company's environmentally sensitive products include proprietary formulations based primarily on the use of microbial fermentations and plant extracts, micronutrient blends containing primary and complex secondary nutrients, as well as additional natural humates and natural substances with growth promoting activity.

CONVENTIONAL PRODUCT LINE

         The Company's conventional products are marketed under the trademarked brandnames TRIGGRR(R) and SunBurst(R) .

          Two of the Company's important products are Soil TRIGGRR(R) and Foliar TRIGGRR(R). These formulations are registered with the United States Environmental Protection Agency (EPA) as plant growth regulators. The active components of these two formulas are "cytokinins" that affect rates of cell division and growth.

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

         Soil TRIGGRR(R) and Foliar TRIGGRR(R) may be used with conventional farming practices and in combination with other agricultural chemicals, rendering them easy to apply and facilitating distribution. These products are inexpensive to use and in many crops produce yield increases sufficient to provide substantial increases in profits to the user.

         SunBurst specialty fertilizers are micronutrient blends containing primary and complex secondary nutrients, as well as additional natural humates and natural substances with growth promoting activity.

         The Company also manufactures and markets a nematode suppressant called SUPPRESS(R). SUPPRESS(R) does not kill the parasitic nematode directly; instead it interferes with the ability of the nematode to penetrate the plant roots. SUPPRESS(R) is composed of nontoxic naturally occurring plant growth regulators that activate the plants natural defenses.

ORGANIC PRODUCT LINE
--------------------

         The Company's organic products are marketed under the trademarked brandnames TRIGGRR(R) and BioLink(R). The product line includes NPK blends that can be used on most plants including fruits and vegetables, trees, vines, shrubs, flowering ornamentals and containerized plants. These NPK blends are designed to correct nitrogen, phosphorus, and potassium deficiencies through drip irrigation, but in some cases can also be used as foliar applications.

         Other products in the organic product line include a liquid garlic-based insect repellant for use on most plants and non-ionic type spreaders, adjuvants, which provide quick wetting, more uniform distribution, and increase retention of pesticide sprays by reducing surface tension of the spray droplets. These products meet current United States Department of Agriculture National Organic Program (USDA NOP) guidelines for organic food and fiber production.

BIOREMEDIATION PRODUCTS

         Westbridge environmental products include H4-502 and Sewage Treatment (ST-12), which are organic products formulated to control ammonia, alcohol and hydrogen sulfide odors. Bioremediation Nutrient Blends (the BNB product line) are bionutrient products that enhance compost maturity as well as accelerate the remediation of petroleum hydrocarbon contaminated sites. TRIGGRR Cellulose Digester is designed to accelerate breakdown of stubble in low- or no-till farming operations.

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

         Research and development expenses for fiscal years 2008 and 2007, respectively, were $257,304 and $220,386.

GOVERNMENT REGULATIONS
----------------------

         The Company's activities are subject to regulation under various federal laws and regulations including, among others, the Occupational Safety and Health Act, the Toxic Substances Control Act, the National Environmental Policy Act, other water, air and environmental quality statutes, and export control legislation. The Company believes it has met its current obligations under the aforementioned regulations.

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

         The NOP has recently announced a set of regulations effective in October 2009 meant to more strictly control those manufacturers of organic farm inputs which also produce conventional farm inputs. The new rules will require dual manufacturers, like the Company, to have a USDA NOP accredited third-party expert certify that (i) there is no fraud in the formulation of the organic fertilizer, (ii) the manufacturer has the appropriate infrastructure to produce the organic farm inputs, (iii) a successful audit was conducted comparing incoming materials with outgoing finished product, and (iv) no synthetic equipment, tanks or supplies were within 100 yards of the facility that produces organic inputs. The Company supports the implementation of these regulations, except as to the last requirement mandating a 100 yard separation between the organic and conventional materials. The Company will incur substantial expenses in complying with this distance standard and has registered its strong opposition to that new regulation. The Company's position is that the new distance rule is arbitrary and without scientific significance, and that malfeasers wishing to violate the NOP regulation will do so regardless of whether the synthetic material is 101 yards or 101 miles away In the Company's view, the only certainty that organic products will be correctly produced is through adoption by each manufacturer of strict standard operating procedures and inspection by third-parties to assure compliance. The Company is working with government officials and industry groups to determine if the 100 yard rule can be reversed or allow for exemptions.

MARKETING
---------

         The Company uses a key regional and national distributors and dealers for reaching the U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company has three large customers whose combined purchases amounted to 34% of the Company's agricultural product sales in 2008. Sales to these customers amounted to 19% in 2007.

MANUFACTURING
-------------

         All of the Company's proprietary formulations and finished products are manufactured at its Vista, California facility.

LICENSES
--------

         The Company had a license agreement with Westbridge Biosystems Ltd., a California limited partnership (the "Partnership"), for the base technology used in many of its products. Refer to Exhibit 10(o) Biosystems License Agreement, incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1989. On September 30, 1996, the Company and the Partnership amended the terms of the agreement. Under the terms of the amended agreement, the Company forgave its entire remaining note receivable balance of $195,942 from the Partnership in exchange for a restructuring of royalty fees and the term over which royalities were due the Partnership. Accordingly, the forgiven note balance was recorded as prepaid royalties and was initially amortized on a straight-line basis over the term of the amended licensing agreement. Under the amended licensing agreement, the Company was required to pay the Partnership royalties equal to $1,000 per month plus 2.5% of Gross Sales. Refer to exhibit 10(u), amended Biosystems License Agreement, of the Company's Annual Report or Form 10-KSB for the fiscal year ended November 30, 1996. Effective December 1, 1998 the Company and the Partnership agreed to remove the Company as a limited partner of the Partnership in exchange for a reduced royalty payment of 2% and a change in the buyout provision. Effective April 1, 2002, the Company exercised its buyout option under the provisions of the Development Agreement and the Licensing Agreement for a payment of $64,000. The execution of this buyout option terminates and completes all obligations and rights between the two parties. The Company has capitalized this amount along with its remaining unamortized prepaid royalties as intangible assets not subject to amortization under the guidance of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

SEASONALITY
-----------

         Agricultural product sales are typically seasonal in nature with heavier sales in the spring months. The Company is seeking to temper the seasonality of its agronomic sales by marketing its products in Latin American countries which typically produces sales in January, February and March of each year.

COMPETITION
-----------

         The Company's agricultural products compete with chemical products of major specialty suppliers to the agricultural industry. Some of the advantages these companies have in supplying chemical products to the agricultural industry include well-established distribution networks, well-known products, experience in satisfying the needs of farmers and extensive capital resources. A number of other existing companies are engaged in research in the area of biotechnology relating to agriculture. The Company expects the biotechnology industry in agriculture to be very competitive in the future. Unlike chemical products, biotechnology products do not cause soil erosion, do not adversely affect the environment, are not dependent on petroleum products and do not present safety hazards to humans. Most of the Company's existing and potential competitors in agri-chemicals and biotechnology have more experience in operations, more extensive facilities and greater financial and other resources.

EMPLOYEES
---------

         At November 30, 2008, the Company had 17 employees, 13 full-time, 4 part time. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

RISK FACTORS
------------

         Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us. If any of them occur, our business, financial condition, operating results or cash flow could be materially harmed.

RISKS RELATED TO OUR BUSINESS.
------------------------------

WE ARE IN A HEAVILY REGULATED INDUSTRY.

         The production of pesticides is regulated by the U.S. Environmental Protection Agency and by state governments. Those regulations require the registration of many of our products. Should the registration of one or more of our products be lost because of a change in the laws or for any other reason, it will have an adverse effect on the Company and its profitability. That consequence could be minor to severe depending on the product. Similarly, the Company could be required to make changes to its product formulations to comply with any newly enacted regulations, which changes could be costly both in terms of raw material changes but also changes in the manufacturing process.

         The production of organic fertilizers is regulated by the federal government and often by state governments. California is particularly becoming involved in the regulation of organic fertilizers. As discussed earlier, new USDA's NOP regulations have been promulgated, one of which would cause a significant burden to the Company. Even if the distance requirement is removed from the new regulations, the Company believes that the organics industry as a whole will come under increasing scrutiny and growing regulation. New regulations and changes to existing regulations may have a number of adverse consequences to the Company and its profitability. The Company may find its cost of goods or manufacturing processes more expensive. Or, the Company may determine that under some circumstances it is unable to produce its organic fertilizers because of restrictive measures taken by the government or industry groups.

THE COMPANY'S SALES ARE IMPACTED BY WEATHER CONDITIONS AND THE AVAILABILITY OF WATER.

         The Company sells most of its products though distributors and dealers both nationally and internationally. A large number of end-users are located in the Pacific Northwest of the United States and California. The Pacific Northwest is a prime growing region in the United States for many of the crops that benefit from the Company's products. However, that region is well-known for unpredictability in its weather. In 2008, the Pacific Northwest experienced severe winter weather that postponed and shortened the growing season. As a result, the Company's sales of products into that region were less than historically typical. The unpredictability of weather makes it difficult for the Company to forecast sales with any significant degree of certainty.

         California is currently experiencing a three year drought. The state government has indicated that it will limit water availability to growers in certain parts of California. Additionally, water restrictions may occur as a result of a court decision on endanger species, the Delta smelt. If water distribution is curtailed for these or any other reasons, the Company anticipates its sales in California will decrease, perhaps substantially. At this time, it is anticipated that some restrictions on water availability to California farmers and growers is likely, but the full extent of this restriction is not known.

THE COMPANY MAY NOT BE ABLE TO OBTAIN ALL RAW MATERIALS NECESSARY FOR ITS
-------------------------------------------------------------------------
PRODUCTS.
---------

         The Company is reliant on suppliers of raw materials in order to manufacturer its products. Those raw materials are bought from both domestic and international suppliers. In 2007 and early 2008 there was significant competition for those materials making availability uncertain. Additionally, with greater competition the price of some raw materials were increasing rapidly and not all of that additional expense could be passed onto customers. While in late 2008 and 2009, the world economy has weakened and the demand for raw materials has lessened, the Company believes it is likely that in the near future, as the world's economy recovers, raw materials will once again become more difficult to obtain and more expensive. Related to this, the value of the United States dollar decreased in 2008 vis-a-vis most currencies. This made the cost of foreign raw materials more expensive than in previous periods. Such currency fluctuations may occur again in the future.

WE MAY NOT BE SUCCESSFUL IN ACQUIRING OR DEVELOPING NEW PRODUCTS.
-----------------------------------------------------------------

         The Company is attempting to expand its product offerings through licensing and by developing products in-house. There is no assurance that these attempts will be successful. Licensing of products requires identification of new products or determination of new applications for existing products and a willingness on the product owner to license the product. Additionally, all products need to be proven efficacious, which requires costly testing and a favorable result is not assured. Because many of the products that may be sold by the Company must be registered with one or more government agencies, the registration process can be time consuming and expensive, and there is no guarantee that the product will obtain all needed registrations. The Company has obtained registration in some jurisdictions and not in others. In the Company's view, the state of California has one of the most stringent regulations and occasionally the Company may have federal registration but will be unable to sell a product in California.

WE CAN EXPECT FLUCTUATIONS IN REVENUE FROM QUARTER TO QUARTER.
--------------------------------------------------------------

         The Company's revenues vary from period to period for a number of factors. We sell products during growing seasons. Although the Company has had some success in selling into the southern hemisphere to capture another growing season, the large majority of its sales are in the United States, and most crops that benefit from our products are grown in spring and summer. Therefore, most of the Company's revenues are realized in a six month period beginning in April.

WE HAVE NO PATENTS ON OUR PRODUCT FORMULATIONS OR MANUFACTURING PROCESS.
------------------------------------------------------------------------

         The Company's product formulations are carefully protected trade secrets, but we have no patents on our formulations. The Company believes that its formulations are still valuable proprietary information, but there is no assurance that they will not be copied. The manufacturing processes for many of its products is also confidential and maintained as a trade secret, but there is no assurance that a competitor cannot duplicate our processes. The Company has not decided if it will patent future products or processes.

WE ARE RELIANT UPON KEY SENIOR MANAGEMENT AND ANY DISCONTINUATION OF EMPLOYMENT
-------------------------------------------------------------------------------
WILL CAUSE DISRUPTIONS IN THE COMPANY'S PROSPECTS.
--------------------------------------------------

         We are highly dependent on our management and scientific team and the loss of our President, Christine Koenemann or our chief scientist, Dr. Lawrence Parker, could adversely impact sales and significantly impede the efforts of the Company to acquire additional products or develop new products internally. Ms. Koenemann and Dr. Parker have entered into employment agreements with the Company, but there is no assurance they will not breach such agreements.

RISKS RELATED TO OWNING OUR COMMON STOCK
----------------------------------------

OUR STOCK IS NOT TRADED.
------------------------

         There is no existing market for our stock. It is not currently traded, and therefore it is difficult to liquidate our stock. The price for our common stock, if it were traded, would be affected by a number of factors, including: product availability, weather and regulatory affairs.

OUR PRINCIPAL SHAREHOLDERS HAVE SIGNIFICANT VOTING POWER.
---------------------------------------------------------

         Our officers, directors and principal shareholders own approximately 25% of the voting stock on a fully diluted basis (if all options are exercised). Although there is no voting agreement among them, this concentration of ownership may have an impact on the management and direction of the Company.

WE INCUR SUBSTANTIAL COSTS AS A RESULT OF BEING A PUBLIC COMPANY.
-----------------------------------------------------------------

         As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

                        ITEM 2. DESCRIPTION OF PROPERTIES

         The Company's principal executive office is located at 1260 Avenida Chelsea, Vista, California, 92081. This facility consists of 19,504 square feet and is used for offices, a laboratory and the production and storage of agricultural products and materials. The Company leases these facilities under a lease that expires in January, 2015. Rent is being expensed on a straight-line basis over the term of the lease. The lease commenced on January 1, 2007 and has a term of eight (8) years. The Company has an option to extend the term for an additional three (3) years at the fair market rate at the time of extension. The rent under the lease for the initial year is approximately $13,650 per month, with increases by three percent (3%) each year. The Company must also pay certain other customary expenses under the lease. The Company installed improvements to the facility totaling approximately $350,000 and new equipment totaling approximately $230,000.

           The Company remained under lease at the Joshua Way location until March 31, 2008. The Company continued to lease the Joshua Way location as a storage facility on a month to month basis through November, 2008. The Company terminated the Joshua Way lease in November 2008 and entered into a month-to-month lease of a new building with 3,883 square feet of storage space on October 30, 2008. Monthly base rent is $2,000 and the lease commenced on December 1, 2008.

         Rent expense on the Avenida Chelsea facility for the years ending November 30, 2008 and 2007 was $174,294 and $159,769, respectively. Rent expense on the Joshua Way facility under the original lease for the years ending November 30, 2008 and 2007 was $60,558 and $95,337, respectively. Rent expense on the storage facilities rented by the Company on a month to month basis for the years ending November 30, 2008 and 2007 was $13,130 and $22,980, respectively.

                            ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to, and its property is not the subject of, any pending legal proceeding.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended November 30, 2008.


                                     PART II

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL
                 BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) PRINCIPAL MARKET. There is no established public trading market for the Company's single class of common stock.

(b) APPROXIMATE NUMBER OF HOLDERS FOR COMMON STOCK. Many holders of the common stock hold their shares in "street name" accounts and are not individually shareholders of record. The approximate number of record holders of Company's Common Stock as of November 30, 2008, was 623.

(c) REPURCHASES; DIVIDENDS. The Company has not repurchased any of its stock for the fiscal year ending November 30, 2008. The Company has paid no dividends during that same period. There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends. The Company does not expect to pay dividends in the foreseeable future.

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

General
-------

         We maintain a strategy for growth through stressing expansion of sales of our organic products and the continued development of our product offerings. The Company is also seeking to acquire biological products for the control of damaging insects or plant pathogens, which can be organically certified for use in organic fruit and crop production. These potential biological products may be acquired through either purchase or distribution agreement arrangements. It is highly likely that any new technology will be required to be registered with the United States Environmental Protection Agency.

         While the demand for organic farm inputs increases, there remains a limited supply of allowed organic raw materials for the formulation of the Company's finished products due to increased competition. The Company is also facing an increase in freight and packaging material costs.

Fiscal Year 2008 Compared to Fiscal Year 2007
---------------------------------------------

         Total product sales were $3,998,293 in fiscal 2008 compared with $6,285,977 in fiscal 2007, a decrease of approximately 36%. Prices for the Company's existing products remained stable during fiscal 2008. Production by gallons was 220,756 in 2008 and 398,806 in 2007, a decrease of approximately 45%. The sales decrease was almost solely due to the loss of an organic nitrogen product, which the company (sourced) purchased from another manufacturer. The product was out of compliance and was delisted as an approved input under USDA NOP in November of 2007.

         Cost of sales as a percentage of total product sales decreased to approximately 46% or $1,856,587 in fiscal 2008 as compared with 50% or $3,168,533 in fiscal 2007. This decrease is primarily due to the majority of products sold during fiscal 2008 were lower margin products. The high nitrogen product discontinued in 2007 provided the company a lower margin and decreased overall profit margins in fiscal 2007.

         Research and development expenses increased approximately 17%, or $36,918, to $257,304 in fiscal 2008 from $220,386 in fiscal 2007. This increase is primarily due to travel and increased contract research associated with potential new products.

         Selling expenses increased to approximately 27% of product sales for fiscal 2008 from approximately 20% of product sales for fiscal year 2007. This increase is primarily due to the decrease in sales during fiscal 2008. Selling expenses decreased by $181,041 in fiscal 2008 from $1,250,445 in fiscal 2007. This decrease in expenses is primarily due to the reduction in warranty expense and adjustment in bad debt allowance due to Mexico agreement.

         General and administrative expenses increased by $84,829 in fiscal 2008 from $696,703 in fiscal 2007. This increase is primarily due to increased staff expenses, corporate legal expenses, and employee and director stock option expense.

         Interest expense decreased by $4,965 in fiscal 2008 from $14,051 for fiscal 2007. This decrease is primarily due to the reduction of the notes payable.

         Net loss for fiscal 2008 was $83,935 compared with net income of $983,663 in fiscal 2007. The decrease in net income is primarily due to decreased sales during fiscal 2008 and a reduction in the deferred tax asset.

Fiscal Year 2007 Compared to Fiscal Year 2006
---------------------------------------------

         Total product sales were $6,285,977 in fiscal 2007 compared with $3,389,116 in fiscal 2006, an increase of approximately 86%. Prices for the Company's existing products remained stable during fiscal 2007. Production by gallons was 398,806 in 2007 and 165,846 in 2006, an increase of approximately 141%. The sales increase was primarily due to increased sales to several domestic customers and the addition of a new product to the Company's organic line of products.

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

Liquidity and Capital Resources
-------------------------------

         Net working capital decreased to $1,361,046 in fiscal year 2008 compared to $1,362,331 in fiscal year 2007. At November 30, 2008, we had approximately $574,000 in cash and cash equivalents. Our primary sources of cash and cash equivalents are cash flows from operations and borrowings on our line of credit. Our primary uses of cash are to fund working capital needs, capital expenditures and repayments on borrowings against our line of credit. The Company anticipates that cash flows from operations and borrowings available under our line of credit will be sufficient to meet the ongoing needs of our business.

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

Share-Based Payment
-------------------

         Effective December 1, 2006, we adopted the provisions of SFAS No. 123R, "SHARE-BASED PAYMENT," which establishes accounting for stock-based awards exchanged for employee and non-employee services. Accordingly, equity classified stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. Liability classified stock-based compensation cost is re-measured at each reporting date and is recognized over the requisite service period. Consistent with our practices prior to adopting SFAS 123(R), we calculate the fair value of our employee stock options and non-employee options and warrants using the Black-Scholes option pricing model. Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.

                          ITEM 7. FINANCIAL STATEMENTS

         Exhibit A, "Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm" is incorporated herein by reference.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended November 30, 2008.

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

                           ITEM 8B. OTHER INFORMATION

         At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings on the property. On February 8, 2007, the real property was to be sold through a public auction. As there were no bids placed, the Company obtained the right to take title to the land. The Company is subject to certain ownership restrictions based on Mexican law and has therefore formed a Mexican legal entity in order to take title to the property. A third party has filed a lien against the property in connection with a obligation allegedly owed by the foreign distributor. The Company believes the basis of this claim is without merit.

         On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, refundable in part, and the balance of payment at the time of closing which was expected to be on December 15, 2008. The potential buyer of the property was made aware of the above described lien. As of November 30, 2008, $95,000 of the $300,000 deposit was non-refundable to the buyer. Due to unforeseen circumstances, at the request of the buyer, the Company and buyers amended the agreement on December 15, 2008. Upon execution of the amendment, the entire $300,000 deposit paid by the buyer became non-refundable. The amendment extends the buyer time to complete the purchase to November 30, 2010, with required additional payments over that period and provides for a purchase discount of 5% if completed on or before November 30, 2009.

         The Company is applying the non-refundable portion of the deposit, first against its long-term receivable with the remainder being eventually recognized as other income. As part of the arrangement with its Mexican legal counsel, the Company is obligated to pay them a portion of any collection received on its long-term receivable. The Company has accrued $4,500 to date based on the non-refundable portion collected. Based upon the agreement the Company has entered into, the valuation allowance on the long-term account receivable has been adjusted to more accurately reflect future collections.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the current executive officers and directors of the Company as of November 30, 2008:

                                                                                        EXPIRATION OF
        NAME              AGE     POSITION                              DIRECTOR SINCE      TERM
        ----              ---     --------                              --------------      ----

Christine Koenemann        55     Director, President,
                                  Chief Financial Officer & Secretary        1995           2009

William Fruehling (1)(2)   68     Director                                   1997           2009

Mark Cole (1)(2)           45     Director                                   2005           2009

--------------------

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

DIRECTORS

         Christine Koenemann was elected President and appointed as a Director of the Company on March 2, 1995. She has worked for the Company for the past 25 years in varying positions including Operations Manager, Shareholder Relations Liaison, Director of Administration, and Assistant Treasurer. She attended Indiana University School of Business and worked in retail management prior to joining the Company. Ms. Koenemann serves also as the Company's Chief Financial Officer and Secretary.

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

AUDIT COMMITTEE

         The Audit Committee of our Board of Directors is composed of two non-employee directors who meet the independence standards of the SEC. The members of the Audit Committee are Mark Cole, chair and William Fruehling. Our Board has determined that Mr. Cole qualifies as an audit committee financial expert under federal securities laws, by virtue of his education and relevant experience, and is independent under the applicable requirements of the Securities Exchange Act of 1934.

FAMILY RELATIONSHIPS

         There are no family relationships between or among the directors, executive officers or person's nominated or chosen to become directors or executive officers.

DIRECTOR COMPENSATION

         Each non-employee director receives a payment of $500 for each meeting of the Board of Directors they attend and a payment of $250 for each meeting of a Board Committee they attend, unless that meeting occurs the same day as a meeting of the board of Directors, in which case the director is not paid for attending the Committee meeting. During fiscal 2008, the Company also granted non-qualified stock options to acquire 5,000 shares at $1.53 per share to each non-employee member of the Board of Directors.

         The following Director Compensation Table summaries the compensation of our non-employee directors for services rendered during the year ended November 30, 2008.

                                          Director Compensation
                                          ---------------------

                  Fees                              Non-Qualified
                  Earned                            Non-Equity       Deferred
                  Or Paid     Stock    Options      Incentive Plan   Compensation  All Other
Name              In Cash     Award    Award (1)    Compensation     Earnings      Compensation    Total
----              -------     -----    ---------    ------------     --------      ------------    -----

Bill Fruehling    $3,000        0        $3,751           0             0                0        $6,751

Mark Cole         $3,000        0        $3,751           0             0                0        $6,751

--------------------
(1) Represents fair market value of options granted during the year ended November 30, 2008, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in our consolidated financial statements. At November 30, 2008, Mr. Fruehling owned options to acquire up to 42,000 shares and Mr. Cole owned options to acquire up to 15,000 shares.

         In addition to the compensation mentioned above, we reimburse the directors for their travel expenses incurred in attending meetings of the Board and its Committees.

CODE OF ETHICS

     Our board of directors adopted a code of ethics meeting the requirements of
Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of our code of ethics. Persons wishing to make such a request should contact Westbridge Agricultural Products, 1260 Avenida Chelsea, Vista, CA 92081.

INDEMNIFICATION OF DIRECTORS

         The Company's Bylaws provide for the indemnification of Directors to the fullest extent provided by applicable law when they are carrying out their duties in good faith.

EMPLOYMENT AGREEMENTS

         On December 1, 2008, we entered into an employment contract with Christine Koenemann for the positions of President, Secretary and Chief Financial Officer. The agreement is for a term commencing December 1, 2008 and ending November 30, 2011. Prior to that time, Ms. Koenemann had an employment agreement with the Company which would expire February 7, 2009. Under the agreement Ms. Koenemann is entitled to receive a salary and receive a bonus based on the financial performance of the Company and other factors determined by the Board of Directors. Ms. Koenemann's base salary will be $135,000 per year with annual reviews which may result in an increase or decrease of the base salary, but any decrease cannot be for more than ten percent of the prior year's base salary without the written agreement of Ms. Koenemann. The new agreement allows for her to receive a lump sum payment in the event her agreement is terminated in a take over of the Company which results in her employment being terminated. Ms. Koenemann was not granted stock options in connection with this employment agreement, however in 2008 she received an option to purchase up to 50,000 shares of the Company's common stock under the Company's Stock Option Plan at $1.53 per share. She is entitled to participate in the Company's employee benefit plans, such as health insurance.

         On October 1, 2008, we entered into an employment contract with Lawrence Parker, Ph.D. for the positions of Vice President and Director of Research and Development. The agreement is for a term ending November 30, 2011. Under the agreement Dr. Parker is entitled to receive a salary and receive a bonus based on the financial performance of the Company and other factors determined by the Company's President at the President's sole discretion. Dr. Parker's base salary will be $85,000 per year with annual reviews which may result in an increase or decrease of the base salary, but any decrease cannot be for more than ten percent of the prior year's base salary without the written agreement of Dr. Parker. Dr. Parker was not granted stock options in connection with this employment agreement, however in 2008 he received an option to purchase up to 40,000 shares of the Company's common stock under the Company's Stock Option Plan at $1.53 per share. Dr. Parker will receive commissions with rates and terms to be reviewed and approved annually by the Company's President. During fiscal 2008, Dr. Parker earned approximately $15,000 in commission income. He is entitled to participate in the Company's employee benefit plans, such as health insurance.

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


                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 2008, 2007 and 2006 for the Chief Executive Officer and Vice President of the Company.

                                                   Summary Compensation Table
                                                   --------------------------

                                                                                            Non-qualified
                                                                          Non-Equity        Deferral
    Name and          Fiscal                          Stock     Option    Incentive Plan    Compensation  All Other
Principal Position    Year      Salary      Bonus     Awards    Awards    Compensation      Earnings      Compensation   Total
------------------    ----      ------      -----     ------    ------    ------------      --------      ------------   -----

Christine Koenemann   2008     $125,000   $      0      0                   $12,998               0        $  3,125     $141,123
President             2007     $100,000   $ 60,000      0            0            0               0               0     $160,000
                      2006     $ 90,000   $ 45,000      0            0            0               0               0     $135,000

Larry Parker, PhD     2008     $ 80,500   $  4,468      0     $ 10,398            0               0        $ 20,146     $115,512
Vice President &      2007     $ 71,500   $ 33,800      0            0            0               0        $ 20,236     $125,536
Director of R&D       2006     $ 70,000   $ 21,450      0            0            0               0        $ 12,772     $104,222



                                          Outstanding Equity Awards at Fiscal Year-End
                                          --------------------------------------------
                                                                                                                        Equity
                                                                                                                        Incentive
                                                                                                            Equity      Plan
                                                                                                            Incentive   Awards:
                                                                                                            Plan        Market
                                             Equity                                                         Awards:     or Payout
                                             Incentive                                                      Number of   Value of
                                             Plan                                                           Unearned    Unearned
                                             Awards                                           Market        Shares,     Shares,
              Number of       Number of      Number of                           Number       Value         Units       Units
              Securities      Securities     Securities                          of Shares    of Shares     or Other    or Other
              Underlying      Underlying     Underlying                          or Units of  or Units of   Rights      Rights
              Unexercised     Unexercised    Unexercised  Option     Option      Stock That   Stock That    That        That
              Options         Options        Unearned     Exercise   Expiration  Have Not     Have Not      Have Not    Have Not
Name          Exercisable     Unexercisable  Options      Price      Date        Vested       Vested        Vested      Vested
---------------------------------------------------------------------------------------------------------------------------------

Christine      100,000                                     $0.25     07/29/2012        0
Koenemann       50,000                                     $1.53     04/15/2018   33,334

Larry           20,000                                     $0.25     07/29/2012        0
Parker, PhD     40,000                                     $1.53     04/15/2018   26,666

Option Grants in Last Fiscal Year (Individual Grants)
-----------------------------------------------------

         During fiscal 2008, the Company granted stock options to acquire 137,500 shares at $1.53 per share to several employees, including the Company's President.

Aggregated Option Exercises in Last Fiscal year and Fiscal Year-End Option Value
--------------------------------------------------------------------------------

         There were no option exercises during the last fiscal year for the individuals named in the summary compensation table.

         During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administrative committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. There are 319,500 options granted under the 2001 plan of which 223,875 are fully vested as of November 30, 2008.

         The Company granted no options during fiscal 2007.

         During fiscal 2008, the Company granted non-qualified stock options to acquire 5,000 shares at $1.53 per share to two members of the Board of Directors for services rendered during fiscal year 2007. The 10,000 options immediately vest upon grant and expire in April, 2018. All of these options remain outstanding and exercisable at November 30, 2008.

         In addition, during fiscal 2008, the Company granted stock options to acquire 137,500 shares at $1.53 per share to several employees. The future stock compensation expense on unvested options is $75,007. Of the remaining 95,625 options, 41,875 vest in April 2009, 41,875 vest in April 2010, and 11,875 vest in April 2011.

         At November 30, 2008 and 2007, a total of 80,500 and 228,000 shares remain reserved and available for future stock option grants under the 2001 Plan.

EMPLOYMENT AGREEMENTS.

         Ms. Koenemann and Dr. Parker have entered into employment agreements with the Company. See Item 9, above, for a discussion of the terms of those agreements.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information as of November 30, 2008, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

                                                                                W/O Exercise
                                                   Amount and Nature of          Percent of         Percent of
              Name of Beneficial Owner             Beneficial Ownership           Class (5)         Class (6)
              ------------------------             --------------------           ---------         ---------

             Christine Koenemann                            152,700 (1)              *                 6.8
             1260 Avenida Chelsea
             Vista, CA  92081

             Lawrence Parker                                 60,675 (2)             *                  2.8
               1260 Avenida Chelsea
               Vista, CA  92081

             Albert L. Good                                 182,300               8.7                 8.7
             14550 Castle Rock Road
             Salinas, CA  93908

             Kenneth P. Miles                               119,867               5.7                 5.7
             8 Avenida Andra
             Palm Desert, CA  92260

             William Fruehling                               42,000 (3)             *                 2.0
             5416 Renaissance Avenue
             San Diego, CA  92122

             Mark Cole                                       15,000 (4)            *                    *
             P.O. Box 685
             Lyons, CO  80540

             All Directors & Officers                       267,000                *                 11.4
               as a Group (4 persons)

             * less than 1%

(1) Consists in part of exercisable options to purchase 100,000 shares at $0.25 per share and 50,000 at $1.53 per share.

(2) Consists in part of exercisable options to purchase 20,000 shares at $0.25 per share and 40,000 at $1.53 per share.

(3) Consists of exercisable options to purchase 37,000 shares at $0.25 per share and 5,000 at $1.53 per share.

(4) Consists of exercisable options to purchase 10,000 shares at $0.25 per share and 5,000 at $1.53 per share.

(5) Calculated as if no options were exercised and 2,103,438 shares outstanding.

(6) Calculated as if only that (those) shareholder's(s') options/warrants exercisable within 60 days were exercised and no other options/warrants were exercised.


            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                            AND DIRECTOR INDEPENDENCE

         The Company will enter into indemnification agreements with each of its executive officers and directors. The Company will agree to indemnify each such person for all expenses and liabilities, including criminal monetary judgments, penalties and fines, incurred by such person in connection with any criminal or civil action brought or threatened against such person by reason of such person being or having been a Company officer, director or employee. In order to be entitled to indemnification, such person must have acted in good faith and in a manner such person believed to be in the Company's best interests. With respect to criminal actions, such person must have had no reasonable cause to believe his or her conduct was unlawful. Insofar as there is a claim by an officer or director for indemnification for liabilities arising under the Securities Act of 1933, the claim may be unenforceable under the regulations of the Securities and Exchange Commission.


                                ITEM 13. EXHIBITS

(a) 1.   The following financial statements of the Company are included in
         Item 7:

         Consolidated Balance Sheets at November 30, 2008 and 2007

         Consolidated Statements of Operations for each of the two years ended November 30, 2008

         Consolidated Statements of Shareholders' Equity for each of the two years ended November 30, 2008

         Consolidated Statements of Cash Flows for each of the two years ended November 30, 2008

         Notes to Consolidated Financial Statements.

(b) Form 8-K was filed on October 10, 2008 disclosing the employment agreement between Company and Dr. Lawrence Parker, Vice-President and Director of Research and Development.

         Form 8-K was filed on January 22, 2009 disclosing the employment agreement between Company and Christine Koenemann, President.

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

                  10(bb) Amendment to Employment Agreement between Company and Christine Koenemann dated December 1, 2007.

                  10(cc) Assignment Agreement between Company and buyer of Mexico property dated August 15, 2008, and Amendment No. 1 dated December 15, 2008.

                  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following are the fees billed us by our auditors, PKF, for services rendered thereby during 2008 and 2007:

                                                     2008         2007
                                                     ----         ----

Audit Fees                                        $ 42,559     $ 39,350
Audit Related Fees                                      --           --
Tax Fees                                             5,005        4,263
All Other Fees                                          --           --

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2009.

                                           WESTBRIDGE RESEARCH GROUP

                                           By: /s/ Christine Koenemann
                                               ---------------------------------
                                               Christine Koenemann, President
                                               Principal Executive Officer
                                               Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      SIGNATURE                           TITLE                     DATE
      ---------                           -----                     ----


/s/ Christine Koenemann                  Director               March 13, 2009
-----------------------------
Christine Koenemann


/s/ William Fruehling                    Director               March 13, 2009
-----------------------------
William Fruehling


/s/ Mark Cole                            Director               March 13, 2009
-----------------------------
Mark Cole


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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                 For The Years Ended November 30, 2008 and 2007

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY



                                TABLE OF CONTENTS
                                -----------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..............       F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets.....................................  F-2 - F-3

     Consolidated Statements of Operations ..........................        F-4

     Consolidated Statements of Shareholders' Equity.................        F-5

     Consolidated Statements of Cash Flows...........................        F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................... F-7 - F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the "Company") as of November 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.







San Diego, California                               PKF
March 9, 2009                                      Certified Public Accountants
                                                    A Professional Corporation

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           November 30, 2008 and 2007


                                     ASSETS
                                     ------

                                                          2008           2007
                                                      -----------    -----------
Current assets:
     Cash and cash equivalents                        $   574,444    $   766,277
     Investments                                          301,000        505,367
     Accounts receivable, less allowance of $37,416
         and $55,000 at November 30, 2008 and 2007        164,485        200,293
     Inventories, net                                     798,247        426,630
     Deferred tax assets                                   75,000        225,000
     Prepaid expenses and other current assets            156,943        121,457
                                                      -----------    -----------

         Total current assets                           2,070,119      2,245,024
                                                      -----------    -----------

Property and equipment, at cost:
     Machinery and equipment                              531,012        532,438
     Office furniture and fixtures                        113,945        365,835
     Leasehold Improvements                               359,244        364,999
     Vehicles                                              59,171         59,171
                                                      -----------    -----------

                                                        1,063,372      1,322,443

     Less: accumulated depreciation                      (488,547)      (665,913)
                                                      -----------    -----------

         Net property and equipment                       574,825        656,530
                                                      -----------    -----------

Long-term account receivable, net                         134,500        130,000
Intangible assets, net                                    151,600        151,600
                                                      -----------    -----------

         Total assets                                 $ 2,931,044    $ 3,183,154
                                                      ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.




                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           November 30, 2008 and 2007


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                         2008            2007
                                                      -----------    -----------
Current Liabilities:
     Accounts payable                                 $   150,980    $   169,193
     Accrued expenses                                     522,706        602,655
     Notes payable to related parties                          --         66,372
     Current portion of long-term debt                      8,038          8,038
     Current portion of capital leases                     27,349         36,435
                                                      -----------    -----------

         Total current liabilities                        709,073        882,693

Long-term debt, net of current portion                     10,182         18,220
Capital leases, net of current portion                     57,856         84,617
                                                      -----------    -----------

         Total liabilities                                777,111        985,530
                                                      -----------    -----------

Commitments and contingencies (Note 11)

Shareholders' equity:
     Preferred stock, 5,000,000 shares authorized,
         no shares outstanding                                 --             --
     Common stock, no par value, 37,500,000 shares
         authorized, 2,103,438 shares issued and
         outstanding at November 30, 2008 and 2007

                                                        8,479,854      8,479,854
     Paid-in capital                                      140,244        100,000
     Accumulated deficit                               (6,466,165)    (6,382,230)
                                                      -----------    -----------

         Total shareholders' equity                     2,153,933      2,197,624
                                                      -----------    -----------

         Total liabilities and shareholders' equity   $ 2,931,044    $ 3,183,154
                                                      ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.




                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended November 30, 2008 and 2007


                                                        2008            2007
                                                     -----------    -----------

Revenues:
     Agricultural product sales                      $ 3,998,293    $ 6,285,977
                                                     -----------    -----------

Costs and expenses:
     Cost of sales                                     1,856,587      3,168,533
     Research and development                            257,304        220,386
     Selling                                           1,069,404      1,250,445
     General and administrative                          781,532        696,703
                                                     -----------    -----------

         Total costs and expenses                      3,964,827      5,336,067
                                                     -----------    -----------

         Income from operations                           33,466        949,910

Other income (expense)
     Interest expense                                     (9,086)       (14,051)
     Interest income                                      18,426         31,391
     Other income                                         10,284             73
                                                     -----------    -----------

         Income before income taxes                       53,090        967,323

Income tax (expense) benefit                            (137,025)        16,340
                                                     -----------    -----------

         Net (loss) income                           $   (83,935)   $   983,663
                                                     ===========    ===========

Basic (loss) earnings per common share               $     (0.04)   $      0.47
                                                     ===========    ===========

Weighted average shares outstanding                    2,103,438      2,103,438
                                                     -----------    -----------

Diluted earnings per common share                            N/A    $      0.43
                                                     ===========    ===========

Weighted average shares and options outstanding              N/A      2,275,856
                                                     -----------    -----------


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                            WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         For the Years Ended November 30, 2008 and 2007

                                   Common Stock
                             -------------------------     Paid-in     Accumulated
                                Shares       Amount        Capital       Deficit         Total
                             -----------   -----------   -----------   -----------    -----------

Balance, November 30, 2006     2,103,438   $ 8,479,854   $   100,000   $(7,365,893)   $ 1,213,961

      Net income                      --            --            --       983,663        983,663
                             -----------   -----------   -----------   -----------    -----------

Balance, November 30, 2007     2,103,438   $ 8,479,854   $   100,000   $(6,382,230)   $ 2,197,624

      Stock compensation
      expense                         --            --        40,244            --         40,244

      Net loss                        --            --            --       (83,935)       (83,935)
                             -----------   -----------   -----------   -----------    -----------

Balance, November 30, 2008     2,103,438   $ 8,479,854   $   140,244   $(6,466,165)   $ 2,153,933
                             ===========   ===========   ===========   ===========    ===========


         The accompanying notes are an integral part of the consolidated financial statements.



                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended November 30, 2008 and 2007

                                                                    2008           2007
                                                                 -----------    -----------
Cash flows from operating activities:
     Net (loss) income                                           $   (83,935)   $   983,663
     Adjustments to reconcile net (loss) income to net
        cash flows (used in) provided by operating activities:
           Depreciation and amortization                             123,901         69,740
           Stock compensation expense                                 40,244             --
           Loss on disposal of fixed assets                            4,073
           (Decrease) increase in bad debt allowance                (112,584)        46,130
           Decrease (increase) in deferred tax asset                 150,000       (105,000)
     Changes in operating assets and liabilities:
           Decrease in accounts receivable                            53,392          2,144
           Increase in inventories                                  (371,617)      (202,030)
           Increase in prepaid expenses
              and other current assets                               (35,486)       (35,367)
           (Decrease) increase in accounts payable                   (18,213)       126,963
           (Decrease) increase in accrued expenses                   (79,949)       349,419
                                                                 -----------    -----------

                 Net cash flows (used in) provided
                 by operating activities                            (330,174)     1,235,662
                                                                 -----------    -----------

Cash flows from investing activities:
     Proceeds from investments                                       504,367             --
     Purchase of investments                                        (300,000)      (505,367)
     Purchase of property and equipment                              (46,269)      (487,123)
                                                                 -----------    -----------

                 Net cash flows provided by (used in)
                 investing activities                                158,098       (992,490)
                                                                 -----------    -----------

Cash flows from financing activities:
     Receipts of long-term account receivable                         90,500             --
     Payments of notes payable to related
       parties and long-term debt                                    (74,410)      (113,777)
     Payments on capital lease obligations                           (35,847)       (30,314)
                                                                 -----------    -----------

                 Net cash flows used in financing activities         (19,757)      (144,091)
                                                                 -----------    -----------

Net (decrease) increase in cash and cash equivalents                (191,833)        99,081

Cash and cash equivalents at beginning of year                       766,277        667,196
                                                                 -----------    -----------

Cash and cash equivalents at end of year                         $   574,444    $   766,277
                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                                    2008           2007
                                                                 -----------    -----------

Cash paid during the year for:
     Interest                                                    $     9,086    $    14,051
                                                                 ===========    ===========
     Income taxes                                                $   108,125    $    25,000
                                                                 ===========    ===========

Non-cash investing activities:
      Capital leases                                             $        --    $   142,348
                                                                 ===========    ===========


 The accompanying notes are an integral part of the consolidated financial statements.


                                      F-6

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


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

The Company maintains its bank accounts with two financial institutions located in California. As of November 30, 2008, the accounts were insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 on interest bearing funds and unlimited coverage on non-interest bearing transaction accounts. The Company has an insurance policy effective for 2008, which covers all interest bearing funds located at one of the financial institutions in excess of $250,000. The Company had no uninsured cash balances as of November 30, 2008 and 2007. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Inventories
-----------

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. Any write-down of inventory to market is reflected in cost of goods sold, unless the amount is unusually material, in which case the loss would be identified separately in the income statement.

Advertising
-----------

Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to operations as incurred. Advertising expenses charged to operations totaled $81,555 and $68,637 at November 30, 2008 and 2007, respectively.

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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------

Investments
-----------

The Company from time-to-time purchases Certificates of Deposit (CD's) or other liquid investments when cash is available. Currently the Company has purchased approximately $301,000 of CD's of which $1,000 matures in August, 2009 and $300,000 matures in September, 2009.

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

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years. Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment. Office furniture and fixtures are depreciated over a five-year period and vehicles are depreciated over a three-year period. Leasehold improvements are amortized over the life of the lease and included in depreciation expenses. Capital leases are amortized using the straight-line method over the estimated useful life or the remaining term of the related lease, whichever is less. Depreciation and amortization totaled $123,901 and $69,740 at November 30, 2008 and 2007, respectively.

Shipping and Handling Costs
---------------------------

The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," which was effective in the fourth quarter of fiscal 2000. Consistent with EITF 00-10, the Company has historically classified income from freight charges to customers as "Agricultural product sales." The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $174,200 and $221,000 in November 30, 2008 and 2007, respectively.

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

Products Warranty
-----------------

The Company warrants its products against defects in workmanship. The warranty accrual at November 30, 2008 and 2007 was $64,934 and $96,000, respectively. The accrual is based on an estimate of the cost to be incurred based on the claims received and historical experience. During fiscal year 2008, the Company accepted returned product due to the loss of its organic certification of one of its nitrogen products as well as issues relating to a customer's specifications on other products. These returns were offset against the warranty accrual for approximately $31,000.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------

Sales to Major Customers
------------------------

A majority of the Company's domestic sales are concentrated in Washington, California, Arizona and Texas. The majority of the Company's foreign sales are concentrated in Peru and South Korea. For the year ended November 30, 2008 four customers represented 82% of accounts receivable. The Company has three large customers whose combined purchases amounted to 34% of the Company's agricultural product sales in 2008. Sales to these customers amounted to 19% in 2007. For the year ended November 30, 2007, three customers represented 62% of accounts receivable. Total international sales have been 19% of total sales in 2008 and 11% of total sales in 2007. The Company has no assets located in foreign countries.

(Loss) Earnings Per Share
-------------------------

Basic (loss) earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average number of common shares, options, and warrants outstanding were 2,247,334 for November 30, 2008 of which 143,896 were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                             Year Ended November 30,
                                                                 2008        2007
                                                              ---------   ----------

     Numerator for (loss) earnings per common share           $ (83,935)  $  983,663
                                                              ---------   ----------

     Denominator for basic (loss) earnings per common share   2,103,438    2,103,438
                                                              ---------   ----------

     Effect of dilutive securities                                  N/A      172,418
                                                              ---------   ----------

     Denominator for diluted earnings per common share              N/A    2,275,856
                                                              ---------   ----------

     Net (loss) income per common share:
          Basic                                               $   (0.04)  $     0.47
                                                              =========   ==========

          Diluted                                             $     N/A   $     0.43
                                                              =========   ==========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

The Company believes that the recorded value of its financial instruments approximates their fair value at November 30, 2008.

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

Research and Development
------------------------

It is the Company's policy to expense research and development costs when incurred. During the years ended November 30, 2008 and 2007, the Company expensed $257,304 and $220,386, respectively, of research and development costs.

Stock Based Compensation
------------------------

Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the measurement date of the grant. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. As of January 1, 2006, the Company adopted SFAS No. 123(R), SHARE-BASED Payment. During fiscal 2008, the Company expensed stock options based on a calculation using the minimum value method as prescribed by SFAS No. 123(R), otherwise known as the Black-Scholes method. Under this method, the Company used a risk-free interest rate at the date of grant, an expected volatility, an expected dividend yield and an expected life of the options to determine the fair value of options granted. The risk-free interest rate ranged from 2.82% to 3.21%, expected volatility ranged from 49.1% to 53.7% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be five, six, and six and one half years based on the average vesting period of options granted. For the year ended November 30, 2008 the Company expensed approximately $40,000 of stock option expense due to SFAS No. 123(R) in its financial statements. The Company has applied the provisions of SAB 107, SHARE-BASED PAYMENTS (SAB 107) in its adoption of SFAS 123(R) due to the Company's shares and options not being regularly traded or exercised.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


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

Recent Accounting Standards
---------------------------

In July 2006, the FASB issued FIN 48, entitled Accounting for Uncertainty in Income Taxes. FIN 48 interprets the guidance in SFAS No. 109, entitled Accounting for Income Taxes. Through the interpretive guidance, the FASB clarifies the accounting for uncertainty in income taxes, provides recognition and measurement guidance related to accounting for income taxes, and provides guidance related to classification and disclosure of income tax-related financial statement components. The Company does not believe that the adoption of FIN 48 has had a material impact, if any, on its consolidated financial statements.

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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------

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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The following table summarizes the Company's investment in a certificate of deposits that is classified under investments, and is carried at fair market value on the balance sheet at November 30, 2008:


                                                         Fair Value Measurements
                                                         At Reporting Date Using
                                                             Quoted Prices in
                                                            Active Markets for
                                                             Identical Assets
                                        November 30, 2008       (Level 1)
                                        -----------------    ----------------

Certificate of Deposits                 $         301,000    $        301,000
                                        -----------------    ----------------
Total                                   $         301,000    $        301,000
                                        =================    ================

Effective for financial statements issued for fiscal years beginning after November 15, 2007, SFAS NO. 157, FAIR VALUE MEASUREMENTS, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of fair value as an exit price, i.e., a price that would be received to sell, as opposed to acquire, an asset or transfer a liability. SFAS No. 157 emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity's own assumptions. Further, SFAS No. 157 specifies that fair value measurements should consider adjustments for risk, such as the risk inherent in a valuation technique or its inputs.


NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following at November 30:

                                                     2008                2007
                                                   ---------          ---------

        Raw materials                              $ 509,090          $ 170,922
        Finished goods                               292,687            259,238
                                                   ---------          ---------

                                                     801,777            430,160
        Reserve for obsolescence                      (3,530)            (3,530)
                                                   ---------          ---------

        Total inventories                          $ 798,247          $ 426,630
                                                   =========          =========

Certain of the Company's raw materials are obtained from a limited number of suppliers.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


NOTE 4 - LONG-TERM ACCOUNT RECEIVABLE
-------------------------------------

At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings on the property. On February 8, 2007, the real property was to be sold through a public auction. As there were no bids placed, the Company obtained the right to take title to the land. The Company is subject to certain ownership restrictions based on Mexican law and therefore formed a Mexican legal entity in order to take title to the property.

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, refundable in part, and the balance of payment at the time of closing which was expected to be on December 15, 2008. As of November 30, 2008, $95,000 of the $300,000 deposit was non-refundable to the buyer. Due to unforeseen circumstances, at the request of the buyer, the Company and buyers amended the agreement on December 15, 2008. Upon execution of the amendment, the entire $300,000 deposit paid by the buyer became non-refundable. The amendment extends the buyer time to complete the purchase to November 30, 2010, with required additional payments over that period and provides for a purchase discount of 5% if completed on or before November 30, 2009.

The Company is applying the non-refundable portion of the deposit, first against its long-term receivable with the remainder being eventually recognized as other income. As part of the arrangement with its Mexican legal counsel, the Company is obligated to pay them a portion of any collection received on its long-term receivable. The Company has accrued $4,500 to date based on the non-refundable portion collected. Based upon the aforementioned agreement, the Company has re-valued its allowance on the long-term account receivable to more accurately reflect the future collections anticipated, based on the future non-refundable portion of the deposits.

The long term account receivable and related allowance for doubtful accounts at November 30 is as follows:

                                                         2008            2007
                                                       ---------      ---------

Long-term account receivable                           $ 451,270      $ 451,270
Deposit applied after expenses accrued                   (90,500)            --
Allowance for doubtful long-term account                (226,270)      (321,270)
                                                       ---------      ---------

Long-term account receivable, net                      $ 134,500      $ 130,000
                                                       =========      =========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


NOTE 5 - INTANGIBLE ASSETS
--------------------------

For the year ended November 30, 2001, the Company reported net purchased formulas and prepaid royalties of $97,176. During 2002, the Company exercised its right to purchase the formula, for which the royalty fee was based upon for $64,000. In 2002 the Company adopted SFAS 142. The adoption of SFAS 142 allowed the Company to discontinue amortizing its intangible assets and annually review them for impairment. Management believes the assets have an indefinite life. The value of the unamortized intangibles as of November 30, 2008 and 2007 is for each item at least its book value. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows. As of November 30, 2008, there is no impairment of this asset.


NOTE 6 - LINE OF CREDIT
-----------------------

As of November 30, 2008, the Company has a $500,000 line of credit with a bank, which represents an increase of $300,000 in 2008, secured by all the Company's assets. As of November 30, 2008 and 2007, there were no outstanding borrowings against the line. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.5% and interest is payable monthly.


NOTE 7 - ACCRUED EXPENSES
-------------------------

Accrued expenses consist of the following at November 30:


                                                         2008             2007
                                                       --------         --------
Deposit - Mexico property                              $205,000         $     --
Accrued payroll                                              --          146,600
Accrued vacation                                         55,109           47,909
State taxes payable                                          --           94,900
Auditing fees                                            21,936           22,000
Deferred Rent                                            77,595           57,373
Warranty                                                 64,934           96,000
Sales commissions                                        57,813           85,702
Other                                                    40,319           52,171
                                                       --------         --------

     Total accrued expenses                            $522,706         $602,655
                                                       ========         ========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


NOTE 8 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following at November 30:

                                                      2008              2007
                                                    ---------        ---------
Note payable to Ford Credit                         $  18,220        $  26,258

             Less: Current portion                      8,038            8,038
                                                    ---------        ---------

             Long-term portion                      $  10,182        $  18,220
                                                    =========        =========


NOTE 9 - NOTES PAYABLE TO RELATED PARTIES
-----------------------------------------

At November 30, 2007 notes payable to related parties were as follows:

                                                                         2007
                                                                       --------

Notes payable to related parties, with simple interest at 8%, collateralized by a subordinated security interest in substantially all the assets of the Company. Principal and accrued interest was initially due September 1, 2006, however during 2006, these notes were extended through September 1, 2008. Amount includes accrued interest of $0 at November 30, 2007.

                                                                       $ 38,240

Notes payable to a related party, with simple interest compounded annually at prime plus 1%, which at November
30, 2007 and 2006 was 8.5% and 9.25%, respectively.
Collateralized by a subordinated security interest in substantially all the assets of the Company. Principal and accrued interest was initially due at maturity in June 1995. During 2004 and 2006, the due date was extended through September 1, 2006 and 2008, respectively. Amount includes accrued interest of $0 at November 30, 2007.

                                                                         28,132
                                                                       --------

            Total notes payable to related parties                       66,372

            Less: Current portion                                       (66,372)
                                                                       --------

            Notes payable to related parties, long-term                $     --
                                                                       ========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


NOTE 10 - STOCK OPTIONS
-----------------------

During fiscal 2001, the Company established an employee stock option plan ("the 2001 Plan") under which options to purchase an aggregate of 400,000 shares of the Company's common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan's administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. There are 319,500 options granted under the 2001 plan of which 223,876 are fully vested as of November 30, 2008.

During fiscal 2008, the Company granted non-qualified stock options to acquire 5,000 shares at $1.53 per share to two members of the Board of Directors. The 10,000 options immediately vest upon grant and expire in April 2018. All of these options remain outstanding and exercisable at November 30, 2008.

During fiscal 2008, the Company granted stock options to acquire 137,500 shares at $1.53 per share to several employees, including the Company's President. The future stock compensation expense on unvested options is $75,007. Of the remaining 95,625 options, 41,875 vest in April 2009, 41,875 vest in April 2010, and 11,875 vest in April 2011.

At November 30, 2008 and 2007, a total of 80,500 and 228,000 shares remain reserved and available for future stock option grants under the 2001 Plan.

A summary of the stock option activity under the 2001 Plan is as follows:

                                                                              Weighted
                                                                 Exercise      Average
                                                    Stock        Price Per    Price Per
                                                   Options         Share        Share
                                                   --------    ------------   --------

     Outstanding at November 30, 2006               177,000    $0.25 - 1.00   $   0.27
     Granted                                             --              --         --
     Expired or canceled                             (5,000)           1.00       1.00
                                                   --------    ------------   --------


     Outstanding at November 30, 2007               172,000            0.25       0.25
     Granted                                        147,500            1.53       1.53
     Expired or canceled                                 --              --         --
                                                   --------    ------------   --------

     Outstanding at November 30, 2008               319,500    $0.25 - 1.53   $   0.55
                                                   ========    ============   ========

     Vested stock options at November 30, 2008      223,876
                                                   ========

     Weighted average remaining contractual life    4 years
                                                   ========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

The Company also entered into a month-to-month lease of a building with 3,883 square feet of storage space on October 30, 2008. Monthly base rent is $2,000 and the lease commenced on December 1, 2008.

The Company remained under lease at the Joshua Way location until March 31, 2008. The Company continued to lease the Joshua Way location as a storage facility on a month to month basis through November, 2008. Rent at the Joshua Way location was approximately $7,800 through April, 2008 and was then reduced to $4,200 for May, 2008 through November, 2008. In addition, the Company also leased certain of its property and equipment through capital leases, which have either expired or expire through 2012. Capitalized leases included in property and equipment amounted to approximately $191,013, before accumulated depreciation of $80,886 and $49,541 as of November 30, 2008 and 2007, respectively. Minimum future obligations under the operating and capital leases as of November 30, 2008 are as follows:

                        Year ending        Operating              Capital
                        November 30,         Leases                Leases
                       -------------      ------------          -----------

                          2009            $    172,967          $    27,349
                          2010                 178,156               25,739
                          2011                 183,501               23,602
                          2012                 189,006                8,515
                          2013                 194,676                   --
                          Thereafter           234,099                   --
                                          ------------          -----------


Total minimum lease payments              $  1,152,405          $    85,205
                                          ============          ===========

     Less: Current Portion                                      $   (27,349)
                                                                -----------

     Long Term Portion                                          $    57,856
                                                                ===========


The USDA's National Organic Program recently announced new regulations, which, if implemented, would result in the Company maintaining 100 yards distance between the organic fertilizers facilities and facilities used for the production of conventional fertilizers.

Rent expense was $247,982 and $275,542 for the years ended November 30, 2008 and 2007, respectively.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


NOTE 12 - INCOME TAXES
----------------------

The provision (benefit) for income taxes consisted of the following as of
-------------------------------------------------------------------------
November 30:
------------

                                                         2008            2007
                                                       ---------      ---------

Current provision:
     Federal                                           $      --      $      --
     State                                                 1,600         93,800
                                                       ---------      ---------
                                                           1,600         93,800
                                                       ---------      ---------

Deferred expense (benefit):
     Federal                                             123,425       (112,340)
     State                                                12,000          2,200
                                                       ---------      ---------
                                                         135,425       (110,140)
                                                       ---------      ---------

     Total income tax provision (benefit)              $ 137,025      $ (16,340)
                                                       =========      =========



Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of November 30:

                                                        2008             2007
                                                      ---------       ---------

Deferred tax assets
     Net operating loss carryforwards                 $ 455,600       $ 363,200
     Other                                              108,000          52,800
                                                      ---------       ---------
Gross deferred tax assets                               563,600         416,000
     Less valuation allowance                          (488,600)       (191,000)
                                                      ---------       ---------

         Net deferred tax assets                      $  75,000       $ 225,000
                                                      =========       =========

Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $297,600 from 2007 and decreased by $476,000 from 2006.

At November 30, 2008, the Company has a federal income tax net operating loss carryforward of approximately $1,277,000. The federal net operating loss carry forwards began expiring in 2008 and continue to expire through the year 2023. At November 30, 2008 the Company has approximately $97,000 of California net operating loss carry forward that begins to expire in 2018.

During 2008, the State of California enacted legislation which limits the use of operating loss and tax credit carryforwards to offset income for years 2008 and 2009.

Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 2008 and 2007


NOTE 12 - INCOME TAXES (continued)
----------------------

A reconciliation of the effective tax with the federal statutory rate is as follows as of November 30:

                                                      2008               2007
                                                    ---------         ---------

Expected income tax expense
     at 35% statutory rate                          $ (14,600)        $ 340,700
Change in valuation allowance                         297,600          (476,000)
Nondeductible expenses                                  6,200             5,000
State income taxes                                     (3,700)           88,600
True up of tax basis in fixed assets                 (151,700)               --
Other                                                   3,225            25,360
                                                    ---------         ---------

     Tax expense (benefit)                          $ 137,025         $ (16,340)
                                                    =========         =========