Form 10-Q
period 2009-02-28
WESTBRIDGE RESEARCH GROUP
filed 2009-04-14
CIK 750150

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

                              1260 AVENIDA CHELSEA
                          VISTA, CALIFORNIA 92081-8315
               (Address of principal executive office) (Zip Code)

                                 (760) 599-8855
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer  [ ]        Accelerated filer         [ ]

         Non-accelerated filer    [ ]        Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The number of shares of issuer's Common Stock, no par value, outstanding as of February 28, 2009 was 2,103,438.

--------------------------------------------------------------------------------

                            WESTBRIDGE RESEARCH GROUP

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I   FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Condensed Balance Sheets as of February 28, 2009
            (unaudited) and November 30, 2008                                 3

         Consolidated Condensed Statements of Operations for the three months ended February 28, 2009 (unaudited) and February 29,
            2008                                                              5

         Consolidated Condensed Statements of Cash Flow for the three months ended February 28, 2009 (unaudited) and the three
            months ended February 29, 2008                                    6

         Notes to Consolidated Condensed Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.  Controls and Procedures                                             13

PART II  OTHER INFORMATION                                                   14

Item 1.  Legal Proceedings                                                   14

Item 1A. Risk Factors                                                        14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits                                                            14

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS


                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 FEBRUARY 28,     NOVEMBER 30,
                                                    2009             2008
                                                 (UNAUDITED)       (AUDITED)
                                                 -----------      -----------

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                        $   355,940      $   574,444
Short term investments                                 1,000          301,000
Trade accounts receivable, less
     allowance for doubtful accounts of
     $37,416 and $37,416 respectively                566,616          164,485
Inventories, net                                     822,665          798,247
Deferred tax asset                                    75,000           75,000
Prepaid expenses and other
         current assets                              142,896          156,943
                                                 -----------      -----------

         TOTAL CURRENT ASSETS                      1,964,117        2,070,119


PROPERTY AND EQUIPMENT                             1,063,544        1,063,372
         Less accumulated depreciation              (520,902)        (488,547)
                                                 -----------      -----------

                  Net Property and Equipment         542,642          574,825


LONG-TERM ACCOUNTS RECEIVABLE, net                   205,699          134,500
INTANGIBLE ASSET                                     151,600          151,600
                                                 -----------      -----------


TOTAL ASSETS                                     $ 2,864,058      $ 2,931,044
                                                 ===========      ===========


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                  FEBRUARY 28,      NOVEMBER 30,
                                                     2009               2008
                                                  (UNAUDITED)         (AUDITED)
                                                  -----------       -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Accounts payable                                  $   102,344       $   150,980
Accrued expenses                                      290,247           522,706
Line of credit                                        100,000                --
Current portion of capital leases                      26,383            27,349
Current portion of long-term debt                       8,038             8,038
                                                  -----------       -----------

TOTAL CURRENT LIABILITIES                             527,012           709,073


Capital leases, net of current portion                 51,422            57,856
Long-term debt, net of current portion                  8,172            10,182
                                                  -----------       -----------

TOTAL LIABILITIES                                     586,606           777,111
                                                  -----------       -----------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares             8,479,854         8,479,854

Paid in capital                                       144,845           140,244
Accumulated deficit                                (6,347,247)       (6,466,165)
                                                  -----------       -----------

         TOTAL SHAREHOLDERS' EQUITY                 2,277,452         2,153,933
                                                  -----------       -----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                     $ 2,864,058       $ 2,931,044
                                                  ===========       ===========


                     See accompanying notes to consolidated
                         condensed financial statements.

                         WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                      FEBRUARY 28,         FEBRUARY 29,
                                                         2009                  2008
                                                    ---------------      ---------------

NET SALES                                           $       697,222      $       712,769

COST OF SALES                                               323,850              239,574
                                                    ---------------      ---------------

GROSS PROFIT                                                373,372              473,195
                                                    ---------------      ---------------

OPERATING EXPENSES
      Research and development                               41,106               59,161
      Selling                                                36,756              219,217
      General and administration                            186,942              179,314
                                                    ---------------      ---------------

      TOTAL OPERATING EXPENSES                              264,804              457,692
                                                    ---------------      ---------------

      Operating income                                      108,568               15,503

OTHER INCOME [EXPENSE]
      Other income                                            6,750                   --
      Interest expense                                         (263)              (1,959)
      Interest income                                         5,463                8,520
                                                    ---------------      ---------------

Income before income taxes                                  120,518               22,064

 Provision for income taxes                                   1,600                8,100
                                                    ---------------      ---------------

      Net income                                    $       118,918      $        13,964
                                                    ===============      ===============


Basic earnings per common share                     $          0.06      $          0.01
                                                    ===============      ===============

Weighted average shares outstanding                       2,103,438            2,103,438
                                                    ===============      ===============

Diluted earnings per common share                   $          0.05      $          0.01
                                                    ===============      ===============

Weighted average shares and options outstanding           2,181,609            2,275,438
                                                    ===============      ===============


                          See accompanying notes to consolidated
                             condensed financial statements.



                       WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                        FEBRUARY 28,      FEBRUARY 29,
                                                            2009             2008
                                                        ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $    118,918      $     13,964
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization                                 32,355            36,507
Stock compensation expense                                     4,601                --
Interest addition on notes payable related party                  --             1,255
Decrease in allowance for doubtful long-term
   account receivable                                       (205,000)               --
Changes in Operating Assets and Liabilities:
      Increase in trade accounts receivable                 (402,131)         (274,506)
      Increase in inventories                                (24,418)          (83,771)
      Decrease [increase] in prepaid expenses                 14,047           (58,795)
      Decrease in accounts payable                           (48,636)          (52,357)
      Decrease in accrued liabilities                       (232,459)         (274,292)
                                                        ------------      ------------

Net cash used in operating activities                       (742,723)         (691,995)
                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from short term investment                              300,000                --
Interest earned on short-term investments                         --            (6,126)
Purchase of property and equipment                              (172)               --
                                                        ------------      ------------

Net cash provided by [used in] investing activities          299,828            (6,126)
                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts of long-term account receivable                     133,801                --
Payments on capital lease obligations                         (7,400)          (11,481)
Advance from line of credit                                  100,000           100,000
Payments on long-term debt                                    (2,010)           (6,432)
                                                        ------------      ------------

Net cash provided by financing activities                    224,391            62,087
                                                        ------------      ------------

DECREASE IN CASH                                            (218,504)         (636,034)

CASH AT BEGINNING OF PERIOD                                  574,444           766,277
                                                        ------------      ------------

CASH AT END OF PERIOD                                   $    355,940      $    130,243
                                                        ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest                                          $        263      $      1,959
                                                        ============      ============
      Taxes                                             $         --      $    103,000
                                                        ============      ============


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

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2008 Annual Report on Form 10-KSB, filed March 13, 2009. The results of operations for the quarter ended February 28, 2009, are not necessarily indicative of the operating results for the full year.

      Inventories
      -----------

      Inventory, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market. The company is purchasing larger supplies of raw materials and storing inventory due to the fact that key raw materials are becoming more difficult to source because of shortages in related industries.

      Inventories consist of the following at:

                                          February 28,       November 30,
                                              2009               2008
                                         -------------      -------------

            Raw materials                $     505,980      $     509,090
            Finished goods                     320,215            292,687
                                         -------------      -------------
                                               826,195            801,777
            Reserve for obsolescence            (3,530)            (3,530)
                                         -------------      -------------
            Total inventories            $     822,665      $     798,247
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

      Property and Equipment
      ----------------------

      Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years. Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment. Office furniture and fixtures is depreciated over a five-year period and vehicles are depreciated over a three-year period. Leasehold improvements are amortized over the life of the lease and included in depreciation expense. Capital leases are amortized using the straight-line method over the estimated useful life or the remaining term of the related lease, whichever is less.

       Shipping and Handling Costs
       ---------------------------

       The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $13,800 and approximately $29,100 for the three month periods ended February 28, 2009 and February 29, 2008, respectively.

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

      Net Income Per Share
      --------------------

      Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average diluted shares outstanding for the periods ended February 28, 2009 and February 29, 2008 excludes the dilutive effect of approximately 147,500 and 0 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company's common stock during the respective periods.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                           Period Ended
                                                    February 28,   February 29,
                                                        2009           2008
                                                    ------------   ------------

      Numerator for earnings per common share       $    118,918   $     13,964
                                                    ------------   ------------

      Denominator for basic earnings
         per common share                              2,103,438      2,103,438
                                                    ------------   ------------

      Effect of dilutive securities                       78,171        172,000
                                                    ------------   ------------

      Denominator for diluted earnings
         per common share                              2,181,609      2,275,438
                                                    ------------   ------------

      Net income per common share:
      Basic                                         $       0.06   $       0.01
                                                    ============   ============

      Diluted                                       $       0.05   $       0.01
                                                    ============   ============


      Recent Accounting Pronouncements
      --------------------------------

      There were no recent Accounting Pronouncements that affected the Company during the three month period ended February 28, 2009. For past pronouncements, please refer to our Form 10-KSB filed on March 13, 2009.

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

      Stock Based Compensation
      ------------------------

      Prior to December 1, 2006, the Company accounted for stock option awards granted under the Company's share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of earnings prior to December 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, ("SFAS 123R") using the modified-prospective-transition method. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a decrease to net earnings of approximately $4,600 for the three months ended February 28, 2009, due to the compensation being incurred in the first quarter.


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

         Not Applicable

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         CERTAIN STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933) THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. WHEN WE USE THE WORDS "ANTICIPATES", "PLANS", "EXPECTS", "BELIEVES", "SHOULD", "COULD", "MAY", AND SIMILAR EXPRESSIONS, WE ARE IDENTIFYING FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, A SLOW-DOWN IN THE DOMESTIC OR INTERNATIONAL MARKETS FOR THE COMPANY'S PRODUCTS; GREATER COMPETITION FOR CUSTOMERS FROM BUSINESSES WHO ARE LARGER AND BETTER CAPITALIZED; LOCAL, STATE, FEDERAL OR INTERNATIONAL REGULATORY CHANGES WHICH ADVERSELY IMPACT THE COMPANY'S ABILITY TO MANUFACTURE OR SELL ITS PRODUCTS, PARTICULARLY ITS ORGANIC PRODUCTS; THE RELIANCE OF THE COMPANY ON LIMITED SOURCES OF RAW MATERIALS; AN INCREASE IN THE COMPANY'S COSTS OF RAW MATERIALS. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER FROM FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, PLEASE SEE THE DISCUSSION UNDER THE HEADING "RISK FACTORS" OF OUR MOST RECENT ANNUAL REPORT FILED ON FORM 10-K.

         EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE DO NOT UNDERTAKE OR INTEND TO UPDATE OR REVISE OUR FORWARD-LOOKING STATEMENTS, AND WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q AS A RESULT OF NEW INFORMATION OR FUTURE EVENTS OR DEVELOPMENTS. YOU SHOULD NOT ASSUME THAT OUR SILENCE OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS EXPRESSED OR IMPLIED IN SUCH FORWARD LOOKING STATEMENTS. YOU SHOULD CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES WE MAKE IN THIS REPORT AND OUR OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT OUR BUSINESS. RESULTS FOR ANY PERIOD SHOULD NOT BE RELIED UPON AS BEING INDICATIVE OF PERFORMANCE IN FUTURE PERIODS.

         We are a manufacturer and seller of environmentally compatible products for the agricultural industry. Our products include, among others, both conventional and organic fertilizers and growth regulators. During the past several years, the Company has placed an emphasis on the sale of agricultural inputs that meet the organic requirements as defined under the USDA's National Organic Program.


RESULTS OF OPERATIONS:

         Net product sales for the first quarter of fiscal 2009 were $697,222, representing a decrease of 2% from the same period in 2008. This slight decrease is primarily due to the late onset of warm weather in 2009 as compared with 2008. The Company expects that the shortfall in sales has only been delayed into the second quarter of 2009.

         Cost of sales as a percentage of net sales increased to 46% for the quarter ended February 28, 2009 as compared with 33% for the same period in the prior year. This increase is primarily due to less of the Company's high margin products sold during the first quarter of 2009 compared with the first quarter of 2008. In addition, raw material costs are rapidly increasing.

         Research and development expenses decreased by $18,055, or 31% from the prior year's first quarter. This decrease is primarily due to a decrease in outside lab expenses during the first quarter of 2009 compared with the first quarter of 2008. In addition, the Company did not incur travel expenses during the first quarter of 2009 which it did incur during the first quarter of 2008.

         Selling expenses, as a percentage of net sales for the three month period ended February 28, 2009, decreased to approximately 5% compared with 31% for the same period in the prior year. This decrease is primarily due to an adjustment to the allowance for doubtful long-term account receivable in the amount of $205,000. The Company reassessed the allowance account in light of the proceedings on the sale of the Mexico property. In 2007, the Company obtained the right to take title to land in Mexico to collect against an account receivable from a foreign distributor. In 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, and the balance of payment payable over time. As of November 30, 2008, $95,000 of the $300,000 deposit became non-refundable and as of February 28, 2009, the remaining $205,000 became non-refundable. The Company is applying the non-refundable portion of the deposit, first against its long-term receivable with the remainder being eventually recognized as other income. As part of the arrangement with its Mexican legal counsel and American real estate broker, the Company is obligated to pay them a portion of any collection received on its long-term receivable. The Company has accrued $75,699 based on the non-refundable deposit collected. Based upon the aforementioned agreement, the Company has re-valued its allowance on the long-term account receivable by $205,000 during the quarter ended February 28, 2009 to more accurately reflect collections on the long-term account receivable. Selling expenses without the aforementioned adjustment, as a percentage of net sales for the three month period ended February 28, 2009, increased to approximately 35% compared with 31% for the same period in the prior year. This increase is primarily due to increased salary expense related to a new California sales representative hired during second quarter of 2008 as well as the reduction in sales.

         General and administrative expenses during the three month period ended February 28, 2009 increased by $7,628 or 4%, compared with the same period in the prior year. This increase is primarily due to increased general legal expenses due to increased distributor agreements, the sale of the Mexico property and increased issues the Company faces as it grows.

         Net income for the quarter ended February 28, 2009 was $118,918 or $.06 basic earnings per common share compared with net income of $13,964 or $.01 basic earnings per common share for the same period in the prior year. This increase in net income is primarily due to the decrease in selling expenses as discussed above.

         Income taxes have not been provided for in the accompanying consolidated condensed statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income. The Company had over $1 million of federal net operating loss carryforwards at November 30, 2008, which it is currently utilizing to reduce its income tax exposure. Management has provided for the annual minimum California Franchise Tax. In addition, management has assessed the recoverable value of its current deferred tax asset at $75,000 as the Company has been able to achieve its budgeted targets and the Company expects to utilize these benefits in the current 12 months. The Company has limited its deferred tax asset to its expected rolling two year utilization rate taking into consideration its expected expansion of both sales and costs associated with increased production and sales force, or until utilized, whichever occurs first.

LIQUIDITY AND CAPITAL RESOURCES:

         Working capital was $1,437,105 at February 28, 2009, an increase of $76,059, from $1,361,046 at November 30, 2008. This increase is primarily due to the remaining proceeds from the deposit on the Mexico property being recognized during the first quarter of 2009.

         The Company has a $500,000 line of credit available to be drawn down if required of which, $100,000 has been drawn through February 28, 2009. This Line of Credit is secured by all the assets of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

         The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2008. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of February 28, 2009.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended February 28, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

            None

ITEM 1A. RISK FACTORS

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, "Risk Factors" in our Annual Report on form 10-KSB for the fiscal year ended November 30, 2008, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additionally risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

         B.       REPORTS ON FORM 8-K
                     None

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WESTBRIDGE RESEARCH GROUP
                                               (Registrant)


Dated: April 14, 2009                          /s/ Christine Koenemann
                                               ---------------------------------
                                               Christine Koenemann, President
                                               Principal Executive Officer
                                               Principal Financial Officer