Form 10-Q
period 2009-05-31
WESTBRIDGE RESEARCH GROUP
filed 2009-07-21
CIK 750150

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

                   For the quarterly period ended May 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer  [ ]         Accelerated filer         [ ]

         Non-accelerated filer    [ ]         Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The number of shares of issuer's Common Stock, no par value, outstanding as of May 31, 2009 was 2,103,438.

       -------------------------------------------------------------------

                            WESTBRIDGE RESEARCH GROUP

                                    FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

                                TABLE OF CONTENTS
       -------------------------------------------------------------------

         PART I   FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets as of May 31, 2009 (unaudited) and November 30, 2008 (audited)

                  Consolidated Condensed Statements of Operations for the three and six months ended May 31, 2009 (unaudited) and May 31, 2008 (unaudited)

                  Consolidated Condensed Statements of Cash Flow for the six months ended May 31, 2009 (unaudited) and May 31, 2008 (unaudited)

                  Notes to Consolidated Condensed Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Item 4.  Controls and Procedures.

         PART II  OTHER INFORMATION
         Item 1.  Legal Proceedings

         Item 1A. Risk Factors

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits

         SIGNATURES

         EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                     MAY 31,       NOVEMBER 30,
                                                      2009             2008
                                                   (UNAUDITED)      (AUDITED)
                                                    ----------     ----------

                                     ASSETS
                                     ------


CURRENT ASSETS
Cash and cash equivalents                           $1,013,851     $  574,444
Short term investments                                   1,000        301,000
Trade accounts receivable, less
     allowance for doubtful accounts of
     $37,416 and $37,416 respectively                1,094,554        164,485
Inventories, net                                       731,897        798,247
Deferred tax asset                                      10,000         75,000
Prepaid expenses and other
         current assets                                 96,251        156,943
                                                    ----------     ----------

         TOTAL CURRENT ASSETS                        2,947,553      2,070,119


PROPERTY AND EQUIPMENT                               1,065,083      1,063,372
         Less accumulated depreciation                [557,409]      [488,547]
                                                    ----------     ----------

                  Net Property and Equipment           507,674        574,825


LONG-TERM ACCOUNTS RECEIVABLE                          199,476        134,500
INTANGIBLE ASSET                                       151,600        151,600
DEFERRED TAX ASSET, net of current portion              65,000             --
                                                    ----------     ----------


TOTAL ASSETS                                        $3,871,303     $2,931,044
                                                    ==========     ==========




                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                        MAY 31,     NOVEMBER 30,
                                                        2009           2008
                                                     (UNAUDITED)     (AUDITED)
                                                     -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
Accounts payable                                    $   270,018     $   150,980
Accrued expenses                                        402,669         522,706
Line of credit                                          100,000              --
Current portion of capital leases                        26,061          27,349
Current portion of long-term debt                         8,038           8,038
                                                    -----------     -----------

TOTAL CURRENT LIABILITIES                               806,786         709,073


Capital leases, net of current portion                   44,987          57,856
Long-term debt, net of current portion                    6,163          10,182
                                                    -----------     -----------

TOTAL LIABILITIES                                       857,936         777,111
                                                    -----------     -----------


SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized 9,375,000 shares
Issued and outstanding 2,103,438 shares               8,479,854       8,479,854

Paid in capital                                         178,858         140,244
Accumulated deficit                                  [5,645,345]     [6,466,165]
                                                    -----------     -----------

         TOTAL SHAREHOLDERS' EQUITY                   3,013,367       2,153,933
                                                    -----------     -----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                       $ 3,871,303     $ 2,931,044
                                                    ===========     ===========


                     See accompanying notes to consolidated
                         condensed financial statements.


                                         WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                                        THREE MONTHS                       SIX MONTHS
                                                                        ENDED MAY 31                       ENDED MAY 31
                                                                  2009              2008              2009               2008
                                                             ---------------   ---------------   ---------------   ---------------
NET SALES                                                    $     2,195,320   $     1,923,280   $     2,892,542   $     2,636,049

COST OF SALES                                                        784,352           849,218         1,108,202         1,088,792
                                                             ---------------   ---------------   ---------------   ---------------

GROSS PROFIT                                                       1,410,968         1,074,062         1,784,340         1,547,257
                                                             ---------------   ---------------   ---------------   ---------------

OPERATING EXPENSES
     Research and development                                         62,180            70,481           103,286           129,642
     Selling                                                         391,609           380,858           428,365           600,075
     General and administration                                      203,610           216,040           390,552           395,354
                                                             ---------------   ---------------   ---------------   ---------------

     TOTAL OPERATING EXPENSES                                        657,399           667,379           922,203         1,125,071
                                                             ---------------   ---------------   ---------------   ---------------


     Operating income                                                753,569           406,683           862,137           422,186

OTHER INCOME (EXPENSE)
     Interest expense                                                 [2,136]           [4,349]           [2,399]           [6,308]
     Interest income                                                     469             4,321             5,932            12,841
     Other income                                                         --                --             6,750                --
                                                             ---------------   ---------------   ---------------   ---------------

     Income before income taxes                                      751,902           406,655           872,420           428,719

Provision for income taxes                                           [50,000]          [25,000]          [51,600]          [33,100]
                                                             ---------------   ---------------   ---------------   ---------------

     Net income                                              $       701,902   $       381,655   $       820,820   $       395,619
                                                             ===============   ===============   ===============   ===============

Basic earnings per common share                              $          0.33   $          0.18   $          0.39   $          0.19
                                                             ===============   ===============   ===============   ===============

Weighted average shares outstanding                                2,103,438         2,103,438         2,103,438         2,103,438
                                                             ===============   ===============   ===============   ===============

Diluted earnings per common share                            $          0.32   $          0.17   $          0.38   $          0.18
                                                             ===============   ===============   ===============   ===============

Weighted average shares, option
     and warrants outstanding                                      2,183,949         2,247,334         2,183,949         2,247,334
                                                             ===============   ===============   ===============   ===============

                                          See accompanying notes to consolidated
                                              condensed financial statements.



                         WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)



                                                                            SIX MONTHS ENDED
                                                                          MAY 31,       MAY 31,
                                                                           2009          2008
                                                                        -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  820,820   $  395,619

Adjustments to reconcile net income to net cash provided by [used in] operating activities:

Depreciation and amortization                                               68,862       73,014
Stock compensation expense                                                  38,614       40,244
Interest addition on notes payable related party                                --          754
Decrease in allowance for doubtful long-term
   account receivable                                                     [226,270]          --

Changes in Operating Assets and Liabilities:
      Increase in trade accounts receivable                               [930,069]    [684,345]
      Receipts of long-term account receivable                             161,294           --
      Decrease [increase] in inventories                                    66,350     [233,054]
      Decrease [increase] in prepaid expenses                               60,692     [159,549]
      Increase in accounts payable                                         119,038      169,885
      Decrease in accrued liabilities                                     [120,037]    [217,983]
                                                                        ----------   ----------

Net cash provided by [used in] operating activities                         59,294     [615,415]
                                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from short term investment                                            300,000      505,367
Purchase of property and equipment                                          [1,711]     [23,044]
                                                                        ----------   ----------

Net cash provided by investing activities                                  298,289      482,323
                                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:                                                        --
Payments on capital lease obligations                                      [14,157]     [22,751]
Net advance from line of credit                                            100,000      150,000
Payments on long-term debt                                                  [4,019]     [50,112]
                                                                        ----------   ----------

Net cash provided by financing activities                                   81,824       77,137
                                                                        ----------   ----------

INCREASE [DECREASE] IN CASH                                                439,407      [55,955]

CASH AT BEGINNING OF PERIOD                                                574,444      766,277
                                                                        ----------   ----------

CASH AT END OF PERIOD                                                   $1,013,851   $  710,322
                                                                        ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest                                                          $    2,399   $    6,308
                                                                        ==========   ==========
      Taxes                                                             $    1,600   $       --
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

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2008 Annual Report on Form 10-KSB, filed March 13, 2009. The results of operations for the quarter ended May 31, 2009, are not necessarily indicative of the operating results for the full year.

      Inventories
      -----------

      Inventory, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company's inventories decreased as of the end of the quarter ended May 31, 2009 because the majority of the Company's sales are during the first and second quarter of its fiscal year. The Company had increased its inventory as of November 30, 2008 in preparation for its busy time of the year.

      Inventories consist of the following at:


                                       May 31,   November 30,
                                        2009         2008
                                     ---------    ---------
          Raw materials              $ 408,128    $ 509,090
          Finished goods               327,299      292,687
                                     ---------    ---------
                                       735,427      801,777
          Reserve for obsolescence      (3,530)      (3,530)
                                     ---------    ---------
          Total inventories          $ 731,897    $ 798,247
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

      Shipping and Handling Costs
      ---------------------------

      The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $49,000 and approximately $74,000 for the three month periods ended May 31, 2009 and May 31, 2008, respectively. Shipping and handling costs for the six month periods ended May 31, 2009 and May 31, 2008 were approximately $63,000 and $103,000, respectively.

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

      Net Income Per Share
      --------------------

      Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average diluted shares outstanding for the periods ended May 31, 2009 and May 31, 2008 excludes the dilutive effect of approximately 147,500 and 0 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company's common stock during the respective periods.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                     Three Months Ended                       Six Months Ended
                                                   May 31, 2009 and 2008                    May 31, 2009 and 2008
                                         ---------------------------------------   ---------------------------------------
      Numerator for earnings
         per common share                $          701,902   $          381,655   $          820,820   $          395,619
                                         ------------------   ------------------   ------------------   ------------------

      Denominator for basic earnings
         per common share                         2,103,438            2,103,438            2,103,438            2,103,438
                                         ------------------   ------------------   ------------------   ------------------

      Effect of dilutive securities                  80,511              143,896               80,511              143,896
                                         ------------------   ------------------   ------------------   ------------------

      Denominator for diluted earnings
         per common share                         2,183,949            2,247,334            2,183,949            2,247,334
                                         ------------------   ------------------   ------------------   ------------------

      Net income per common share:
      Basic                              $             0.33   $             0.18   $             0.39   $             0.19
                                         ==================   ==================   ==================   ==================

      Diluted                            $             0.32   $             0.17   $             0.38   $             0.18
                                         ==================   ==================   ==================   ==================

      Recent Accounting Pronouncements
      --------------------------------

      In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("SFAS 168"). SFAS No. 168 replaces the guidance that previously-existed in SFAS No. 162, entitled THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. At the core of the matter, SFAS No. 168 makes the FASB ACCOUNTING STANDARDS CODIFICATION [ASC] the sole source of authoritative accounting technical literature for nongovernmental entities. All accounting guidance that is not included in the Codification now is considered to be non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, except for nonpublic nongovernmental entities that have not followed the guidance included in AICPA Technical Inquiry Service [TIS] Section 5100, entitled REVENUE RECOGNITION, to the extent that guidance addresses software revenue recognition issues. Related to the TIS Section 5100 guidance, reporting entities need to adopt that guidance as a change in principle [on a prospective basis] for revenue arrangements entered into, or materially modified in, fiscal years beginning on/after December 15, 2009, and interim periods within those years. If an accounting change results from implementing that guidance, there is a need to disclose the nature and reason for the change in accounting principle.

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

      Stock Based Compensation
      ------------------------

      Prior to December 1, 2006, the Company accounted for stock option awards granted under the Company's share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123"). Share-based employee compensation expense was not recognized in the Company's consolidated statements of earnings prior to December 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, ("SFAS 123R") using the modified-prospective-transition method. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a decrease to net earnings of approximately $34,000 for the three months ended May 31, 2009 and approximately $38,600 for the six months ended May 31, 2009.


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


RESULTS OF OPERATIONS:

         Net sales for the three month period ended May 31, 2009 were $2,195,320, representing a 14% increase from the same period in the prior year. For the six month period ended May 31, 2009, sales were $2,892,542 and represents an increase of 10% from the prior year's sales of $2,636,049. These increases are primarily due to the additional sales derived through the Company's new salesperson in California in addition to increased product usage by current customers. The Company also increased prices for 2009 which has contributed a small part to the increase.

         Cost of sales as a percentage of net sales decreased to 36% for the quarter ended May 31, 2009 as compared with 44% for the same period in the prior year. For the six month period ended May 31, 2009, cost of sales as a percentage of net sales decreased to 38% from 41% for the six month period ended May 31,2008. These reductions are primarily due to a decrease in freight costs for 2009 as freight companies decreased fuel surcharges after increasing them dramatically during 2008 as well as the Company shipping more product by truck loads and consolidation of shipments. The Company also realized a cost savings in moving to a new production storage facility in 2009. In addition, for the six months ended May 31, 2009, the Company has sold less of its high nitrogen product which provides a low profit margin and more of one of the Company's specialty products which provides a higher profit margin compared with the six months ended May 31, 2008.

         Research and development expenses for the three and six month periods ended May 31, 2009 decreased 12% and 20%, respectively, compared with the same periods in the prior year. These decreases are primarily due to reduced travel and contract research in 2009 from 2008.

         Selling expenses for the three and six month periods ended May 31, 2009 increased 3% to $391,609 and decreased 29% to $428,365, respectively compared with the same periods in the prior year. This decrease is primarily due to an adjustment to the allowance for doubtful long-term account receivable in the amount of $226,270. The Company reassessed the allowance account in light of the proceedings on the sale of the Mexico property. In 2007, the Company obtained the right to take title to land in Mexico to collect against an account receivable from a foreign distributor. In 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, and the balance of payment payable over time. As of November 30, 2008, $95,000 of the $300,000 deposit became non-refundable and as of February 28, 2009, the remaining $205,000 became non-refundable. In addition, the Company received a non-refundable deposit in the amount of $39,700 in March, 2009. The Company has applied these non-refundable deposits, first against its long-term receivable with the remainder being eventually recognized as other income. As part of the arrangement with its Mexican legal counsel and American real estate broker, the Company is obligated to pay them a portion of any collection received on its long-term receivable. The Company has accrued $12,207 based on the non-refundable deposit collected during the quarter ended May 31, 2009 and paid $75,699 previously. Based upon the aforementioned agreement, the Company has re-valued its allowance on the long-term account receivable by $205,000 during the quarter ended February 28, 2009 and an additional $21,270 during the quarter ended May 31, 2009 to more accurately reflect collections on the long-term account receivable. Selling expenses, without the aforementioned adjustment, for the three and six month period ended May 31, 2009, increased approximately 8% and 9% compared with the same periods in the prior year. These increases are primarily due to increased commission expense related to increased sales and an increase in salary expense related to a new California sales representative hired during second quarter of 2008.

         General and administrative expenses for the three and six month periods ended May 31, 2009 decreased $12,430 or 6% and $4,802 or 1%, respectively, when compared with the same periods in the prior year. These decreases are due to cost cutting in all areas and not one particular area.

         Net income for the quarter ended May 31, 2009 was $701,902 as compared with net income of $381,655, for the same period in the prior year. Net income for the six month period ended May 31, 2009 was $820,820 as compared with net income of $395,619 in the prior year. As a result, basic earnings per share increased to $.39 for the six months ended May 31, 2009 compared with $.19 per share for the six months ended May 31, 2008.

         Income taxes have not been provided for in the accompanying consolidated condensed statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income. The Company had over $1 million of federal net operating loss carryforwards at November 30, 2008, which it is currently utilizing to reduce its income tax exposure. Management has provided for the annual minimum California Franchise Tax. In addition, management has assessed the recoverable value of its current deferred tax asset at $75,000 as the Company has been able to achieve its budgeted targets and the Company expects to utilize these benefits over the next three years. The Company has limited its deferred tax asset to its expected rolling two year utilization rate taking into consideration its expected expansion of both sales and costs associated with increased production and sales force, or until utilized, whichever occurs first.

LIQUIDITY AND CAPITAL RESOURCES:

         Working capital was $2,140,767 at May 31, 2009, an increase of $779,721, from $1,361,046 at November 30, 2008. This increase is primarily due to increased trade receivables as the second quarter is consistently the Company's busiest time of the year.

         The Company has a $500,000 line of credit available to be drawn down if required of which, $100,000 has been drawn through May 31, 2009. This Line of Credit is secured by all the assets of the Company.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 31, 2009. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of May 31, 2009.

         There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended May 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 1A  RISK FACTORS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS
         A.       EXHIBITS
                  31.1 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

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



                                                WESTBRIDGE RESEARCH GROUP
                                                (Registrant)


Dated: July 20, 2009                            /s/ Christine Koenemann
                                                --------------------------------
                                                Christine Koenemann, President
                                                Principal Executive Officer
                                                Principal Financial Officer