Form 10-K/A
period 2008-11-30
WESTBRIDGE RESEARCH GROUP
filed 2009-08-28
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended November 30, 2008

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 2-92261

                            WESTBRIDGE RESEARCH GROUP
                  --------------------------------------------
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

                                 (760) 599-8855
                            --------------------------
                           (Issuer's Telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [_]

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

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

         As of February 28, 2009, there were 2,103,438 shares of the Issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                  Transitional Small Business Disclosure Format
                                 Yes [_] No [X]

EXPLANATORY NOTE: THE COMPANY IS FILING THIS AMENDMENT NO. 1 ON FORM 10-K/A TO THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED NOVEMBER 30, 2008 WHICH WAS ORIGINALLY FILED ON MARCH 13, 2009 (THE "ORIGINAL FILING") FOR THE PURPOSES OF AMENDING ITEM 8A, ACCOUNTING CONTROLS AND PROCEDURES OF THE FILING, AND THE CONSOLIDATED STATEMENTS OF CASH FLOWS. NO FURTHER CHANGES HAVE BEEN MADE TO THE FILING.

ITEM 8A.  ACCOUNTING CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation as of a date within 90 days of the filing of this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer, who are the same individual, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by the Annual Report on Form 10-KSB, our disclosure controls and procedures were not effective in one matter, because certain deficiencies in internal controls constituted material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. The Company's financial statements filed with this Form 10-KSB has been amended as to the statement of cash flows, but such amendment is not related to the deficiency.

MANAGEMENT ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The financial statements, financial analyses and all other information included in this Annual Report on Form 10-KSB was prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal controls over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

                  (i) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company;

                  (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

                  (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

         There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Furthermore, due to changes in conditions, the effectiveness of internal controls may vary over time.

         The Company conducted an evaluation on the effectiveness of its internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK (1992) and INTERNAL CONTROL OVER FINANCIAL REPORTING - GUIDANCE FOR SMALL PUBLIC COMPANIES (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

         The material weakness identified was the Company's failure to include management's evaluation of the effectiveness of our internal control over financial reporting in the Form 10-KSB for the year ended November 30, 2008.

         This Annual Report on Form-10KSB does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form-10KSB.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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


                          WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Years Ended November 30, 2008 and 2007


                                                                    2008
                                                                 (RESTATED)         2007
                                                                 -----------    -----------

Cash flows from operating activities:
     Net (loss) income                                           $   (83,935)   $   983,663
     Adjustments to reconcile net (loss) income to net
        cash flows (used in) provided by operating activities:
           Depreciation and amortization                             123,901         69,740
           Stock compensation expense                                 40,244             --
           Loss on disposal of fixed assets                            4,073
           (Decrease) increase in bad debt allowance                (112,584)        46,130
           Decrease (increase) in deferred tax asset                 150,000       (105,000)
     Changes in operating assets and liabilities:
           Decrease in accounts receivable                            53,392          2,144
           Receipts of long-term account receivable                   90,500             --
           Increase in inventories                                  (371,617)      (202,030)
           Increase in prepaid expenses
              and other current assets                               (35,486)       (35,367)
           (Decrease) increase in accounts payable                   (18,213)       126,963
           (Decrease) increase in accrued expenses                   (79,949)       349,419
                                                                 -----------    -----------

                 Net cash flows (used in) provided
                 by operating activities                            (239,674)     1,235,662
                                                                 -----------    -----------

Cash flows from investing activities:
     Proceeds from investments                                       504,367             --
     Purchase of investments                                        (300,000)      (505,367)
     Purchase of property and equipment                              (46,269)      (487,123)
                                                                 -----------    -----------

                 Net cash flows provided by (used in)
                  investing activities                               158,098       (992,490)
                                                                 -----------    -----------

Cash flows from financing activities:
     Payments of notes payable to related
       parties and long-term debt                                    (74,410)      (113,777)
     Payments on capital lease obligations                           (35,847)       (30,314)
                                                                 -----------    -----------

                 Net cash flows used in financing activities        (110,257)      (144,091)
                                                                 -----------    -----------

Net (decrease) increase in cash and cash equivalents                (191,833)        99,081

Cash and cash equivalents at beginning of year                       766,277        667,196
                                                                 -----------    -----------

Cash and cash equivalents at end of year                         $   574,444    $   766,277
                                                                 ===========    ===========



    The accompanying notes are an integral part of the consolidated financial statements.

                          WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 November 30, 2008 and 2007


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                       2008
                                    (RESTATED)    2007
                                     --------   --------

Cash paid during the year for:
     Interest                        $  9,086   $ 14,051
                                     ========   ========
     Income taxes                    $108,125   $ 25,000
                                     ========   ========

Non-cash investing activities:
      Capital leases             $         --   $142,348
                                     ========   ========



      RESTATEMENT

      The Company's Statement of Cash Flows for the year ended November 30, 2008 has been restated to reflect the cash proceeds from the sale of the Company's land rights in Mexico, which have been reclassified from financing activities to operating activities, increasing the cash flows used in financing activities from $(19,757) to $(110,257) and reducing the cash flows used in operating activities from $(330,174) to $(239,674).






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         WESTBRIDGE RESEARCH GROUP
                                         (Registrant)

 Dated: August 28, 2009                  /s/ Christine Koenemann
                                         --------------------------------
                                         Christine Koenemann,
                                         President Principal Executive Officer
                                         Principal Financial Officer