Form 10-Q
period 2009-08-31
WESTBRIDGE RESEARCH GROUP
filed 2009-10-15
CIK 750150

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

                 For the quarterly period ended August 31, 2009

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

         Non-accelerated filer    [  ]     Smaller reporting company [ X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The number of shares of issuer's Common Stock, no par value, outstanding as of October 15, 2009 was 2,103,438.

--------------------------------------------------------------------------------

                            WESTBRIDGE RESEARCH GROUP

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of August 31, 2009 (unaudited) and November 30, 2008 (audited)

         Consolidated Condensed Statements of Operations for the three and nine months ended August 31, 2009 (unaudited) and August 31, 2008 (unaudited)

         Consolidated Condensed Statements of Cash Flow for the nine months ended August 31, 2009 (unaudited) and August 31, 2008 (unaudited)

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

Item 1A. Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

SIGNATURES

EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                     AUGUST 31,     NOVEMBER 30,
                                                       2009            2008
                                                    (UNAUDITED)      (AUDITED)
                                                    -----------     -----------

                                     ASSETS
                                     ------


CURRENT ASSETS
Cash and cash equivalents                            $1,472,474     $  574,444
Short term investments                                    1,000        301,000
Trade accounts receivable, less
     allowance for doubtful accounts of
     $37,416 and $37,416 respectively                   289,726        164,485
Inventories, net                                        676,293        798,247
Deferred tax asset                                       10,000         75,000
Prepaid expenses and other
         current assets                                  69,112        156,943
                                                     ----------     ----------

         TOTAL CURRENT ASSETS                         2,518,605      2,070,119


PROPERTY AND EQUIPMENT                                1,137,516      1,063,372
         Less accumulated depreciation                 [580,828]      [488,547]
                                                     ----------     ----------

                  Net Property and Equipment            556,688        574,825


LONG-TERM ACCOUNTS RECEIVABLE                           157,766        134,500
INTANGIBLE ASSET                                        151,600        151,600
DEFERRED TAX ASSET, net of current portion               65,000             --
                                                     ----------     ----------


TOTAL ASSETS                                         $3,449,659     $2,931,044
                                                     ==========     ==========


                     See accompanying notes to consolidated
                         condensed financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                   AUGUST 31,       NOVEMBER 30,
                                                     2009              2008
                                                  (UNAUDITED)        (AUDITED)
                                                  -----------       -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
Accounts payable                                  $    49,862       $   150,980
Accrued expenses                                      424,887           522,706
Line of credit                                        120,000                --
Current portion of capital leases                      26,061            27,349
Current portion of long-term debt                       8,038             8,038
                                                  -----------       -----------

TOTAL CURRENT LIABILITIES                             628,848           709,073


Capital leases, net of current portion                 37,874            57,856
Long-term debt, net of current portion                  4,154            10,182
                                                  -----------       -----------

TOTAL LIABILITIES                                     670,876           777,111
                                                  -----------       -----------


SHAREHOLDERS' EQUITY
Preferred stock:
Authorized 5,000,000 shares
No shares outstanding                                      --                --
Common stock, no par value:
Authorized 37,500,000 shares
Issued and outstanding 2,103,438 shares             8,479,854         8,479,854

Paid in capital                                       178,858           140,244
Accumulated deficit                                [5,879,929]       [6,466,165]
                                                  -----------       -----------

         TOTAL SHAREHOLDERS' EQUITY                 2,778,783         2,153,933
                                                  -----------       -----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                     $ 3,449,659       $ 2,931,044
                                                  ===========       ===========


                     See accompanying notes to consolidated
                         condensed financial statements.


                              WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                 THREE MONTHS                    NINE MONTHS
                                               ENDED AUGUST 31                 ENDED AUGUST 31
                                             2009            2008            2009            2008
                                          ----------      ----------      ----------      ----------
NET SALES                                 $  693,192      $1,058,851      $3,585,734      $3,694,900

COST OF SALES                                447,662         601,629       1,576,263       1,710,786
                                          ----------      ----------      ----------      ----------

GROSS PROFIT                                 245,530         457,222       2,009,471       1,984,114
                                          ----------      ----------      ----------      ----------

OPERATING EXPENSES
   Research and development                   57,769          66,411         161,055         196,053
   Selling                                   268,554         333,741         696,919         933,816
   General and administration                176,548         171,046         546,701         546,035
                                          ----------      ----------      ----------      ----------

TOTAL OPERATING EXPENSES                     502,871         571,198       1,404,675       1,675,904
                                          ----------      ----------      ----------      ----------

   Operating [loss] income                  [257,341]       [113,976]        604,796         308,210

OTHER INCOME (EXPENSE)
   Interest expense                           [1,240]         [2,786]         [3,639]         [9,094]
   Interest income                               997           3,587           6,929          16,428
   Other income [expense]                         --          10,284           6,750          10,284
                                          ----------      ----------      ----------      ----------

   [Loss] profit before income taxes        [257,584]       [102,891]        614,836         325,828

[Benefit] provision for income taxes         [23,000]        [21,875]         28,600          11,225
                                          ----------      ----------      ----------      ----------

    Net [loss] profit                     $ [234,584]     $  [81,016]     $  586,236      $  314,603
                                          ==========      ==========      ==========      ==========

Basic [loss] earnings per common share    $     [.11]     $     [.04]     $      .28      $      .15
                                          ==========      ==========      ==========      ==========

Weighted average shares outstanding        2,103,438       2,103,438       2,103,438       2,103,438
                                          ==========      ==========      ==========      ==========

Diluted earnings per common share                N/A             N/A      $      .27      $      .14
                                          ==========      ==========      ==========      ==========

Weighted average shares, options
    and warrants outstanding                     N/A             N/A       2,183,949       2,247,334
                                          ==========      ==========      ==========      ==========


                               See accompanying notes to consolidated
                                   condensed financial statements.




                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              NINE MONTHS ENDED
                                                         AUGUST 31,      AUGUST 31,
                                                            2009            2008
                                                         ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  586,236      $  314,603
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization                                92,281          95,304
Loss on disposal of fixed assets                                 --           4,073
Stock compensation expense                                   38,614          40,244
Decrease in allowance for doubtful long-term
      account receivable                                   [226,270]             --
Changes in Operating Assets and Liabilities:
      Increase in trade accounts receivable                [125,241]       [116,485]
      Receipts of long-term account receivable              203,004
      Decrease [increase] in inventories                    121,954        [190,023]
      Decrease [increase] in prepaid expenses                87,831         [28,261]
      [Decrease] in accounts payable                       [101,118]        [79,105]
      [Decrease] increase in accrued liabilities            [97,819]         67,291
                                                         ----------      ----------

Net cash provided by operating activities                   579,472         107,641
                                                         ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from short term investment                             300,000         505,367
Purchase of property and equipment                          [74,144]        [39,439]
                                                         ----------      ----------

Net cash provided by investing activities                   225,856         465,928
                                                         ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advance from line of credit                             120,000              --
Payments on capital lease obligations                       [21,270]        [30,152]
Payments on long term debt                                   [6,028]         [6,028]
Payments on notes payable and
    notes payable to related parties                             --         [66,373]
                                                         ----------      ----------

Net cash provided by [used in] financing activities          92,702        [102,553]
                                                         ----------      ----------

INCREASE IN CASH                                            898,030         471,016

CASH AT BEGINNING OF PERIOD                                 574,444         766,277
                                                         ----------      ----------

CASH AT END OF PERIOD                                    $1,472,474      $1,237,293
                                                         ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
      Interest                                           $    3,639      $    9,094
                                                         ==========      ==========
      Taxes                                              $    1,600      $  108,125
                                                         ==========      ==========


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

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2008 Annual Report on Form 10-KSB, filed March 13, 2009. The results of operations for the quarter ended August 31, 2009, are not necessarily indicative of the operating results for the full year.

               We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, "Subsequent Events," through the date that the financial statements were issued on October 15, 2009.


      Inventories
      -----------

      Inventory, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company's inventories decreased as of the end of the quarter ended August 31, 2009 because the majority of the Company's sales are during the first and second quarter of its fiscal year. The Company had increased its inventory as of November 30, 2008 in preparation for its busy time of the year.

      Inventories consist of the following at:


                                             August 31,      November 30,
                                                2009            2008
                                             ---------       ---------

               Raw materials                 $ 437,651       $ 509,090
               Finished goods                  242,172         292,687
                                             ---------       ---------
                                               679,823         801,777
               Reserve for obsolescence         (3,530)         (3,530)
                                             ---------       ---------
               Total inventories             $ 676,293       $ 798,247
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

      Shipping and Handling Costs
      ---------------------------

      The Company has historically classified income from freight charges to customers as "Agricultural product sales". The Company classifies shipping and handling costs in "Cost of sales". Such costs amounted to approximately $28,000 and approximately $60,000 for the three month periods ended August 31, 2009 and August 31, 2008, respectively. Shipping and handling costs for the nine month periods ended August 31, 2009 and August 31, 2008 were approximately $91,000 and $139,000, respectively.

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

      Reclassification
      ----------------

      Certain prior year balances included in the income statement have been reclassified to conform to current year presentations. This has no effect on net income previously reported.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------

      The following table summarizes the Company's investment in a certificate of deposits that is classified under investments, and is carried at fair market value on the balance sheet at August 31, 2009:

                                                               Fair Value Measurements
                                                               At Reporting Date Using
                                                                  Quoted Prices in
                                                                  Active Markets for
                                                                  Identical Assets
                                       August 31, 2009                 (Level 1)
                                    --------------------------------------------------
         Certificate of Deposits    $                1,000      $                1,000
                                    ----------------------      ----------------------
         Total                      $                1,000      $                1.000
                                    ======================      ======================



         The following table summarizes the Company's investment in a certificate of deposits that Is classified under investments, and is carried at fair market value on the balance sheet at November 30, 2008:

                                                               Fair Value Measurements
                                                               At Reporting Date Using
                                                                  Quoted Prices in
                                                                  Active Markets for
                                                                  Identical Assets
                                       November 30, 2008               (Level 1)
                                    --------------------------------------------------

         Certificate of Deposits    $            301,000        $              301,000
                                    --------------------        ----------------------
         Total                      $            301,000        $              301,000
                                    ====================        ======================

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

      Net Income Per Share
      --------------------

      Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average diluted shares outstanding for the periods ended August 31, 2009 and August 31, 2008 excludes the dilutive effect of approximately 147,500 and 0 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company's common stock during the respective periods.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

                                                 Three Months Ended               Nine Months Ended
                                               Aug. 31, 2009 and 2008           Aug. 31, 2009 and 2008
                                             ---------------------------      --------------------------
Numerator for [loss] earnings
   per common share                          $ [234,584]     $   [81,016]     $  586,236      $  314,603
                                             ----------      -----------      ----------      ----------

Denominator for basic earnings
   per common share                           2,103,438        2,103,438       2,103,438       2,103,438
                                             ----------      -----------      ----------      ----------

Effect of dilutive securities                       N/A             N/A           80,511         143,896
                                             ----------      -----------      ----------      ----------

Denominator for diluted earnings
   per common share                                 N/A             N/A        2,183,949       2,247,334
                                             ----------      -----------      ----------      ----------

      Net [loss] income per common share:
      Basic                                  $    [0.11]     $     [0.04]     $      0.28     $     0.15
                                             ==========      ===========      ===========     ==========

      Diluted                                       N/A              N/A      $      0.27     $     0.14
                                             ==========      ===========      ===========     ==========

      Recent Accounting Pronouncements
      --------------------------------

      In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("SFAS 168"). SFAS No. 168 replaces the guidance that previously-existed in SFAS No. 162, entitled THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. At the core of the matter, SFAS No. 168 makes the FASB ACCOUNTING STANDARDS CODIFICATION [ASC] the sole source of authoritative accounting technical literature for nongovernmental entities. All accounting guidance that is not included in the Codification now is considered to be non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification will have no impact on the Company's consolidated financial statements.

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

      Stock Based Compensation
      ------------------------

      Effective December 1, 2006, the Company adopted the provisions of SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT, ("SFAS 123R") using the modified-prospective-transition method. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. There were no options issued during the three months ended August 31, 2009 and there were 25,000 options issued during the nine month period ended August 31, 2009. The adoption of SFAS 123R resulted in a decrease to net earnings of approximately $0 for the three months ended August 31, 2009 and approximately $38,600 for the nine months ended August 31, 2009.


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

          Not Applicable

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         CERTAIN STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933) THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. WHEN WE USE THE WORDS "ANTICIPATES", "PLANS", "EXPECTS", "BELIEVES", "SHOULD", "COULD", "MAY", AND SIMILAR EXPRESSIONS, WE ARE IDENTIFYING FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, A SLOW-DOWN IN THE DOMESTIC OR INTERNATIONAL MARKETS FOR THE COMPANY'S PRODUCTS; GREATER COMPETITION FOR CUSTOMERS FROM BUSINESSES WHO ARE LARGER AND BETTER CAPITALIZED; LOCAL, STATE, FEDERAL OR INTERNATIONAL REGULATORY CHANGES WHICH ADVERSELY IMPACT THE COMPANY'S ABILITY TO MANUFACTURE OR SELL ITS PRODUCTS, PARTICULARLY ITS ORGANIC PRODUCTS; THE RELIANCE OF THE COMPANY ON LIMITED SOURCES OF RAW MATERIALS; AN INCREASE IN THE COMPANY'S COSTS OF RAW MATERIALS. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER FROM FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, PLEASE SEE THE DISCUSSION UNDER THE HEADING "RISK FACTORS" OF OUR MOST RECENT ANNUAL REPORT FILED ON FORM 10-KSB.

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


RESULTS OF OPERATIONS:

         Net sales for the three month period ended August 31, 2009 were $693,192, representing a 35% decrease from the same period in the prior year. For the nine month period ended August 31, 2009, sales were $3,585,734 and represents an decrease of 3% from the prior year's sales of $3,694,900. The decrease for the three months ended August 31, 2009 is largely due to some of the repeat customers from third quarter 2008 placing their orders during the second quarter in 2009 contributing to the increase in sales for the quarter ended May 31, 2009 as compared with 2008.

         Cost of sales as a percentage of net sales increased to 65% for the quarter ended August 31, 2009 as compared with 57% for the same period in the prior year. The increase is primarily due to the decrease in sales with fixed cost of sales expenses remaining relatively constant when compared with the quarter ended August 31, 2008. For the nine month period ended August 31, 2009, cost of sales as a percentage of net sales decreased to 44% from 46% compared with the nine month period ended August 31,2008. The decrease in percentage of net sales for the nine months ended August 31, 2009 is primarily due to the sales mix reflecting more of the Company's high margin products and less of the Company's lower margin high nitrogen product when compared with the nine months ended August 31, 2008. In addition, the Company has benefited from a decrease in freight costs for 2009 as freight companies decreased fuel surcharges after increasing them dramatically during 2008 as well as the Company shipping more product by truck loads and consolidation of shipments. The Company also realized a cost savings in moving to a new production storage facility in 2009.

         Research and development expenses for the three and nine month periods ended August 31, 2009 decreased 13% and 18%, respectively, compared with the same periods in the prior year. These decreases are primarily due to a reduction in contract research as the Company did not run as many trials in 2009 compared with the same periods in 2008.

         Selling expenses for the three and nine month periods ended August 31, 2009 decreased 20% and 25%, respectively compared with the same periods in the prior year. This decrease is primarily due to an adjustment to the allowance for doubtful long-term account receivable in the amount of $226,270. The Company reassessed the allowance account in light of the proceedings on the sale of the Mexico property. In 2007, the Company obtained the right to take title to land in Mexico to collect against an account receivable from a foreign distributor. In 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, and the balance of payment payable over time. As of November 30, 2008, $95,000 of the $300,000 deposit became non-refundable and as of February 28, 2009, the remaining $205,000 became non-refundable. In addition, the Company received non-refundable deposits in the amount of $39,700 in March, 2009 and $60,300 in June, 2009. The Company is applying these non-refundable deposits, first against its long-term receivable with the remainder being eventually recognized as other income. As part of the arrangement with its Mexican legal counsel and American real estate broker, the Company is obligated to pay them a portion of any collection received on its long-term receivable. The Company has paid a total of $106,496 on these obligations through the quarter ended August 31, 2009. Based upon the aforementioned agreement, the Company has re-valued its allowance on the long-term account receivable by $205,000 during the quarter ended February 28, 2009 and an additional $21,270 during the quarter ended May 31, 2009 to more accurately reflect collections on the long-term account receivable. Selling expenses, without the aforementioned adjustment, for the three and nine month period ended August 31, 2009, decreased approximately 20% and 1% compared with the same periods in the prior year. These decreases for the three month period ended August 31, 2009 are primarily due to decreased commission expense associated with decreased sales and the absence of a penalty fine in 2009 which was imposed during the third quarter in 2008 relating to labeling requirements for one of its products. The Company has corrected such label and has implemented improved operating procedures to remain informed of regulatory labeling requirements.

         General and administrative expenses for the three and nine month periods ended August 31, 2009 increased $5,502 or 3% and decreased $666 or 0%, respectively, when compared with the same periods in the prior year. The three month increase is primarily due to increased corporate legal expenses.

         Net loss for the quarter ended August 31, 2009 was $234,584 as compared with net loss of $81,016, for the same period in the prior year. Net income for the nine month period ended August 31, 2009 was $586,236 as compared with net income of $314,603 in the prior year. As a result, basic earnings per share decreased to [$.11] per share for the three months ended August 31, 2009 compared with [$.04] per share for the three months ended August 31, 2008 and increased to $.28 per share for the nine months ended August 31, 2009 compared with $.15 per share for the nine months ended August 31, 2008. Net loss for the quarter ended August 31, 2009 decreased primarily due to the reduction in sales compared with the quarter ended August 31, 2008. Net income for the nine months ended August 31, 2009 increased primarily due to the allowance for doubtful long-term account receivable in the amount of $226,270 as discussed in selling expenses above.

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

LIQUIDITY AND CAPITAL RESOURCES:

         Working capital was $1,909,105 at August 31, 2009, an increase of $548,059, from $1,361,046 at November 30, 2008. This increase is primarily due to increased cash associated with collections and trade receivables from sales during the first half of the fiscal year. In addition, the Company has been collecting cash from the proceedings on the sales of the Mexico property.

         The Company has a $500,000 line of credit available to be drawn down if required of which, $120,000 has been drawn through August 31, 2009. This Line of Credit is secured by all the assets of the Company.

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


ITEM 4.  CONTROLS AND PROCEDURES.

         The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2009. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of August 31, 2009.

         There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended August 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  99(a) Audit Committee Charter adopted March 6, 2009

                  99(b) Compensation Committee Charter adopted August 21, 2009

                  99(c) Code of Ethics adopted August 21, 2009


         B.       REPORTS ON FORM 8-K

                  Form 8-K, filed on September 11, 2009, disclosing the Indemnification Agreements by and between Company and Christine Koenemann, William Fruehling, and Mark Cole.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY


         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              WESTBRIDGE RESEARCH GROUP
                                              (Registrant)


Dated: October 15, 2009                       /s/ Christine Koenemann
                                              ----------------------------------
                                              Christine Koenemann, President
                                              Principal Executive Officer
                                              Principal Financial Officer