Form 10-K/A
period 2008-11-30
WESTBRIDGE RESEARCH GROUP
filed 2009-11-25
CIK 750150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 2)


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

         As of February 28, 2009, there were 2,103,438 shares of the Issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                     Transitional Small Business Disclosure
                              Format Yes [ ] No [X]


EXPLANATORY NOTE: THIS AMENDMENT NO. 2 IS FILED IN RESPONSE TO COMMENTS FROM THE U.S. SECURITIES AND EXCHANGE COMMISSION TO THE COMPANY'S AMENDMENT NO. 1 TO THE FORM 10-KSB ORIGINALLY FILED FOR THE PERIOD ENDING NOVEMBER 30, 2008. THOSE COMMENTS CONCERNED THE COMPANY'S CONTROLS AND PROCEDURES (ITEM 8A), MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING, THE INCLUSION OF A FULL SET OF THE FINANCIAL STATEMENTS, INCLUDING THE RESTATED STATEMENT OF CASH FLOWS, AND THE REVISION OF THE CERTIFICATION BY THE PRINCIPLE EXECUTIVE AND FINANCIAL OFFICER (SECTION 302 CERTIFICATION). THE FORM 10-KSB IS NOT LONGER AVAILABLE FOR USE AND REPORTING COMPANIES WHO PREVIOUSLY WERE ELIGIBLE TO USE FORM 10-KSB MUST NOW USE FORM 10-K, WHICH ACCOUNTS FOR CHANGES IN SOME OF THE REFERENCES IN THIS FORM.

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


         Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward looking statements contained in this Annual Report on Form 10-K/A as a result of new information or future events or developments. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.



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

RISK FACTORS
------------

         Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock The risks described below are those we currently believe may materially affect us. If any of them occur, our business, financial condition, operating results or cash flow could be materially harmed.

RISKS RELATED TO OUR BUSINESS.
------------------------------

WE ARE IN A HEAVILY REGULATED INDUSTRY.
---------------------------------------

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

THE COMPANY'S SALES ARE IMPACTED BY WEATHER CONDITIONS AND THE AVAILABILITY OF
------------------------------------------------------------------------------
WATER.
------

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

ITEM 8A. ACCOUNTING CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Based on her evaluation, the Company's principal executive officer and principal financial officer, who are the same individual, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by the Annual Report on Form 10-KSB, our disclosure controls and procedures were not effective, and these deficiencies in internal controls constituted a material weakness as discussed below. Specifically, the Company failed to include on its original Annual Report the Management's Report on Internal Control Over Financial Reporting. The Company's financial statements filed with this Form 10-K/A have been restated to address this material weakness.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K/A was prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 132-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles accepted in the United States of America and includes those policies an procedures that:

                  (i) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company;

                  (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

                  (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

         Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, Therefore, it is possible to design into the process safeguards to reduce, through not eliminate, this risk.

         The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of the end of the Company's most recent fiscal year based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK (1992) and INTERNAL CONTROL OVER FINANCIAL REPORTING - GUIDANCE FOR SMALL PUBLIC COMPANIES (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that there is a material weakness in the Company's internal control over financial reporting. That material weakness was the failure to include a Management's Report on Internal Control over Financial Report in its original Form 10-KSB filed for the year ended November 30, 2008, as required by Item 308 of Regulation S-B (now Item 8T of Regulation S-K). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

         The matter involving internal controls and procedures that our principal executive officer and principal financial officer, who is the same person, considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was ineffective controls over period end financial disclosure and reporting processes. Our principal executive officer and principal financial officer, who are the same person, believes that the material weakness set forth above did not have an effect on our financial results.

         This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report.

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


((1)) Represents fair market value of options granted during the year ended
November 30, 2008, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in our consolidated financial statements. At
November 30, 2008, Mr. Fruehling owned options to acquire up to 42,000 shares and Mr. Cole owned options to acquire up to 15,000 shares.


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

                                               Summary Compensation Table
                                               --------------------------
                                                                                Non-qualified
                                                                                Non-Equity      Deferral
                              Fiscal                       Stock     Option     Incentive Plan  Compensation  All Other
Name and Principal Position    Year   Salary     Bonus     Awards    Awards     Compensation    Earnings      Compensation  Total
---------------------------   -----   ------     -----     ------    ------     ------------    ------------  ------------  -----

Christine Koenemann           2008    $125,000   $     0        0   $12,998          0               0            $3,125   $141,123
President                     2007    $100,000   $60,000        0         0          0               0                 0   $160,000
                              2006    $ 90,000   $45,000        0         0          0               0                 0   $135,000

Larry Parker, PhD             2008    $ 80,500   $ 4,468        0   $10,398          0               0           $20,146   $115,512
Vice President &              2007    $ 71,500   $33,800        0         0          0               0           $20,236   $125,536
Director of R&D               2006    $ 70,000   $21,450        0         0          0               0           $12,772   $104,222


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
          Options         Options              Unearned     Exercise   Expiration  Have Not     Have Not    Have Not    Have Not
Name      Exercisable     Unexercisable        Options      Price      Date        Vested       Vested      Vested      Vested
----------------------------------------------------------------------------------------------------------------------------------

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

                  10(bb) Amendment to Employment Agreement between Company and Christine Koenemann dated December 1, 2007.

                  10(cc) Assignment Agreement between Company and buyer of Mexico property dated August 15, 2008, and Amendment No. 1 dated December 15, 2008.

                  31.1* Section 302 Certification of Principal Executive Officer and Principal Financial Officer

                  32.1* Section 906 Certification of Principal Executive Officer and Principal Financial Officer

                  * filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following are the fees billed us by our auditors, PKF, for services rendered thereby during 2008 and 2007:

                                                 2008        2007
                                                 ----        ----
Audit Fees                                     $42,559     $39,350
Audit Related Fees                                  --          --
Tax Fees                                         5,005       4,263
All Other Fees                                      --          --

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 25, 2009.

                                             WESTBRIDGE RESEARCH GROUP

                                             By /s/ Christine Koenemann
                                                --------------------------------
                                                Christine Koenemann, President
                                                Principal Executive Officer
                                                Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      SIGNATURE                       TITLE                        DATE
      ---------                       -----                        ----


/s/ Christine Koenemann             Director                 November 25, 2009
-----------------------
Christine Koenemann


/s/ William Fruehling               Director                 November 25, 2009
-----------------------
William Fruehling


/s/ Mark Cole                      Director                  November 25, 2009
-----------------------
Mark Cole


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

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                 For The Years Ended November 30, 2008 and 2007

                            WESTBRIDGE RESEARCH GROUP
                                 AND SUBSIDIARY





                                TABLE OF CONTENTS
                                -----------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM....................32

FINANCIAL STATEMENTS

     Consolidated Balance Sheets........................................33-34

     Consolidated Statements of Operations ................................35

     Consolidated Statements of Shareholders' Equity.......................36

     Consolidated Statements of Cash Flows.................................37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................38-51

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



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



                                                 /S/ PKF
                                                 -----------------------------
San Diego, California                            PKF
August 28, 2009                                  Certified Public Accountants
                                                 A Professional Corporation


                                            WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                                                   CONSOLIDATED BALANCE SHEETS
                                                   November 30, 2008 and 2007

                                                             ASSETS
                                                             ------
                                                                                2008                  2007
                                                                         -------------------   -------------------
Current assets:
     Cash and cash equivalents                                           $          574,444    $          766,277
     Investments                                                                    301,000               505,367
     Accounts receivable, less allowance of $37,416
         and $55,000 at November 30, 2008 and 2007                                  164,485               200,293
     Inventories, net                                                               798,247               426,630
     Deferred tax assets                                                             75,000               225,000
     Prepaid expenses and other current assets                                      156,943               121,457
                                                                         -------------------   -------------------

         Total current assets                                                     2,070,119             2,245,024
                                                                         -------------------   -------------------

Property and equipment, at cost:
     Machinery and equipment                                                        531,012               532,438
     Office furniture and fixtures                                                  113,945               365,835
     Leasehold Improvements                                                         359,244               364,999
     Vehicles                                                                        59,171                59,171
                                                                         -------------------   -------------------

                                                                                  1,063,372             1,322,443

     Less: accumulated depreciation                                                (488,547)             (665,913)
                                                                         -------------------   -------------------

         Net property and equipment                                                 574,825               656,530
                                                                         -------------------   -------------------

Long-term account receivable, net                                                   134,500               130,000
Intangible assets, net                                                              151,600               151,600
                                                                         -------------------   -------------------

         Total assets                                                    $        2,931,044    $        3,183,154
                                                                         ===================   ===================

                             The accompanying notes are an integral part of the consolidated financial statements.


                                            WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                                                   CONSOLIDATED BALANCE SHEETS
                                                   November 30, 2008 and 2007

                                              LIABILITIES AND SHAREHOLDERS' EQUITY
                                              ------------------------------------


                                                                                2008                  2007
                                                                         -------------------   -------------------
Current Liabilities:
     Accounts payable                                                    $          150,980    $          169,193
     Accrued expenses                                                               522,706               602,655
     Notes payable to related parties                                                     -                66,372
     Current portion of long-term debt                                                8,038                 8,038
     Current portion of capital leases                                               27,349                36,435
                                                                         -------------------   -------------------

         Total current liabilities                                                  709,073               882,693

Long-term debt, net of current portion                                               10,182                18,220
Capital leases, net of current portion                                               57,856                84,617
                                                                         -------------------   -------------------

         Total liabilities                                                          777,111               985,530
                                                                         -------------------   -------------------

Commitments and contingencies (Note 11)

Shareholders' equity:
     Preferred stock, 5,000,000 shares authorized,
         no shares outstanding                                                            -                     -
     Common stock, no par value, 37,500,000 shares
         authorized, 2,103,438 shares issued and outstanding at
         November 30, 2008 and 2007                                               8,479,854             8,479,854
     Paid-in capital                                                                140,244               100,000
     Accumulated deficit                                                         (6,466,165)           (6,382,230)
                                                                         -------------------   -------------------

         Total shareholders' equity                                               2,153,933             2,197,624
                                                                         -------------------   -------------------

         Total liabilities and shareholders' equity                      $        2,931,044    $        3,183,154
                                                                         ===================   ===================



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



                                             WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          For the Years Ended November 30, 2008 and 2007




                                           Common Stock
                                  ------------------------------          Paid-in          Accumulated
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



                                        WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the Years Ended November 30, 2008 and 2007


                                                                                 2008                 2007
                                                                           ------------------  ------------------
Cash flows from operating activities:
     Net (loss) income                                                     $         (83,935)  $          983,663
     Adjustments to reconcile net (loss) income to net
        cash flows (used in) provided by operating activities:
           Depreciation and amortization                                             123,901               69,740
           Stock compensation expense                                                 40,244                   --
           Loss on disposal of fixed assets                                            4,073
           (Decrease) increase in bad debt allowance                                (112,584)              46,130
           Decrease (increase) in deferred tax asset                                 150,000             (105,000)
     Changes in operating assets and liabilities:
           Decrease in accounts receivable                                            53,392                2,144
           Receipts of long-term account receivable                                   90,500                   --
           Increase in inventories                                                  (371,617)            (202,030)
           Increase in prepaid expenses
              and other current assets                                               (35,486)             (35,367)
           (Decrease) increase in accounts payable                                   (18,213)             126,963
           (Decrease) increase in accrued expenses                                   (79,949)             349,419
                                                                           ------------------  ------------------

                 Net cash flows (used in) provided
                 by operating activities                                            (239,674)           1,235,662
                                                                           ------------------  ------------------

Cash flows from investing activities:
     Proceeds from investments                                                       504,367                   --
     Purchase of investments                                                        (300,000)            (505,367)
     Purchase of property and equipment                                              (46,269)            (487,123)
                                                                           ------------------  -------------------

                 Net cash flows provided by (used in)
                  investing activities                                               158,098             (992,490)
                                                                           -----------------   ------------------

Cash flows from financing activities:
     Payments of notes payable to related
       parties and long-term debt                                                    (74,410)            (113,777)
     Payments on capital lease obligations                                           (35,847)             (30,314)
                                                                           ------------------  -------------------

                 Net cash flows used in financing activities                        (110,257)            (144,091)
                                                                           ------------------- -------------------

Net (decrease) increase in cash and cash equivalents                                (191,833)              99,081

Cash and cash equivalents at beginning of year                                       766,277              667,196
                                                                           -----------------   ------------------

Cash and cash equivalents at end of year                                   $         574,444   $          766,277
                                                                           =================   ==================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                                                  2008                2007
                                                                           ------------------  ------------------
Cash paid during the year for:
     Interest                                                              $           9,086   $           14,051
                                                                           =================   ==================
     Income taxes                                                          $         108,125   $           25,000
                                                                           =================   ==================

Non-cash investing activities:
      Capital leases                                                       $              --   $          142,348
                                                                           =================   ==================

                             The accompanying notes are an integral part of the consolidated financial statements.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:


                                                               Year Ended November 30,
                                                               2008                2007
                                                            ----------         -----------
Numerator for (loss) earnings per common share              $  (83,935)        $   983,663
                                                            ----------         -----------

Denominator for basic (loss) earnings per common share       2,103,438           2,103,438
                                                            ----------         -----------

Effect of dilutive securities                                      N/A             172,418
                                                            ----------         -----------

Denominator for diluted earnings per common share                  N/A           2,275,856
                                                            ----------         -----------

Net (loss) income per common share:
     Basic                                                  $    (0.04)        $      0.47
                                                            ==========         ===========

     Diluted                                                $      N/A         $      0.43
                                                            ==========         ===========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------------

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

Restatement
-----------

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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The following table summarizes the Company's investment in a certificate of deposits that is classified under investments, and is carried at fair market value on the balance sheet at November 30, 2008:


                                                       Fair Value Measurements
                                                       At Reporting Date Using
                                                          Quoted Prices in
                                                         Active Markets for
                                                          Identical Assets
                             November 30, 2008               (Level 1)
                             -------------------------------------------------

Certificate of Deposits      $        301,000            $           301,000
                             ----------------            -------------------
Total                        $        301,000            $           301.000
                             ================            ===================

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


NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following at November 30:


                                                   2008        2007
                                                ----------  ----------

Raw materials                                   $ 509,090   $ 170,922
Finished goods                                    292,687     259,238
                                                ----------  ----------

                                                  801,777     430,160
Reserve for obsolescence                           (3,530)     (3,530)
                                                ----------  ----------

Total inventories                               $ 798,247   $ 426,630
                                                ==========  ==========


Certain of the Company's raw materials are obtained from a limited number of suppliers.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


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

The long term account receivable and related allowance for doubtful accounts at November 30 is as follows:

                                                          2008          2007
                                                       ----------    ----------

Long-term account receivable                           $ 451,270     $ 451,270
Deposit applied after expenses accrued                   (90,500)           --
Allowance for doubtful long-term account                (226,270)     (321,270)
                                                       ----------    ----------

Long-term account receivable, net                      $ 134,500     $ 130,000
                                                       ==========    ==========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


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


NOTE 7 - ACCRUED EXPENSES
-------------------------

Accrued expenses consist of the following at November 30:

                                                 2008          2007
                                              ----------   ----------
Deposit - Mexico property                     $ 205,000    $       -
Accrued payroll                                       -      146,600
Accrued vacation                                 55,109       47,909
State taxes payable                                   -       94,900
Auditing fees                                    21,936       22,000
Deferred Rent                                    77,595       57,373
Warranty                                         64,934       96,000
Sales commissions                                57,813       85,702
Other                                            40,319       52,171
                                              ----------   ----------

     Total accrued expenses                   $ 522,706    $ 602,655
                                              ==========   ==========

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


NOTE 8 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following at November 30:

                                                 2008                 2007
                                           --------------      ---------------

Note payable to Ford Credit                $       18,220      $        26,258

             Less: Current portion                  8,038                8,038
                                           --------------      ---------------

             Long-term portion             $       10,182      $        18,220
                                           ==============      ===============



NOTE 9 - NOTES PAYABLE TO RELATED PARTIES

At November 30, 2007 notes payable to related parties were as follows:

                                                                                               2007
                                                                                          --------------
Notes payable to related parties, with simple interest at 8%, collateralized by a subordinated security interest in substantially all the assets of the Company.
Principal and accrued interest was initially due September 1, 2006, however during 2006, these notes were extended through September 1, 2008. Amount
includes accrued interest of $0 at November 30, 2007.                                     $      38,240

Notes payable to a related party, with simple interest compounded annually at prime plus 1%, which at November 30, 2007 and 2006 was 8.5% and 9.25%, respectively. Collateralized by a subordinated security interest in substantially all the assets of the Company. Principal and accrued interest was initially due at maturity in June 1995. During 2004 and 2006, the due date was extended through September 1, 2006 and 2008, respectively. Amount includes
accrued interest of $0 at November 30, 2007.                                                     28,132
                                                                                          --------------

            Total notes payable to related parties                                               66,372

            Less: Current portion                                                               (66,372)
                                                                                          --------------

            Notes payable to related parties, long-term                                   $           -
                                                                                          ==============

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


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

A summary of the stock option activity under the 2001 Plan is as follows:

                                                                                       Weighted
                                                                     Exercise          Average
                                                    Stock            Price Per         Price Per
                                                   Options             Share             Share
                                                ----------------  ----------------  -------------

Outstanding at November 30, 2006                         177,000     $0.25 - 1.00   $        0.27
Granted                                                        -                -               -
Expired or canceled                                       (5,000)            1.00            1.00
                                                ----------------- ---------------   -------------


Outstanding at November 30, 2007                         172,000             0.25            0.25
Granted                                                  147,500             1.53            1.53
Expired or canceled                                            -                -               -
                                                ----------------  ---------------   -------------

Outstanding at November 30, 2008                         319,500     $0.25 - 1.53   $        0.55
                                                ================  ===============   =============

Vested stock options at November 30, 2008                223,876
                                                ================

Weighted average remaining contractual life              4 years
                                                ================

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


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


                     Year ending            Operating           Capital
                     November 30,            Leases             Leases
                     ------------            ------             ------

                          2009              $  172,967         $ 27,349
                          2010                 178,156           25,739
                          2011                 183,501           23,602
                          2012                 189,006            8,515
                          2013                 194,676               --
                          Thereafter           234,099               --
                                            ----------         --------

Total minimum lease payments                $1,152,405         $ 85,205
                                            ==========         ========

     Less: Current Portion                                     $(27,349)
                                                               --------

     Long Term Portion                                         $ 57,856
                                                               ========

The USDA's National Organic Program recently announced new regulations, which, if implemented, would result in the Company maintaining 100 yards distance between the organic fertilizers facilities and facilities used for the production of conventional fertilizers.

Rent expense was $247,982 and $275,542 for the years ended November 30, 2008 and 2007, respectively.

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


NOTE 12 - INCOME TAXES
----------------------

The provision (benefit) for income taxes consisted of the following as of
-------------------------------------------------------------------------
November 30:
------------

                                                  2008               2007
                                             --------------     -------------

Current provision:
     Federal                                 $          --      $          --
     State                                           1,600             93,800
                                             -------------      -------------
                                                     1,600             93,800
                                             -------------      -------------

Deferred expense (benefit):
     Federal                                       123,425           (112,340)
     State                                          12,000              2,200
                                             -------------      -------------
                                                   135,425           (110,140)
                                             -------------      --------------

     Total income tax provision (benefit)    $     137,025      $     (16,340)
                                             =============      ==============


Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of November 30:

                                                 2008               2007
                                           ---------------    ---------------

Deferred tax assets
     Net operating loss carryforwards      $      455,600     $      363,200
     Other                                        108,000             52,800
                                           ---------------    ---------------
Gross deferred tax assets                         563,600            416,000
     Less valuation allowance                    (488,600)          (191,000)
                                           ---------------    ---------------

         Net deferred tax assets           $       75,000     $      225,000
                                           ===============    ===============


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

                    WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended November 30, 2008 and 2007


NOTE 12 - INCOME TAXES (CONTINUED)
----------------------------------

A reconciliation of the effective tax with the federal statutory rate is as follows as of November 30:

                                               2008                 2007
                                         ---------------      ---------------

Expected income tax expense
     at 35% statutory rate               $       (14,600)     $       340,700
Change in valuation allowance                    297,600             (476,000)
Nondeductible expenses                             6,200                5,000
State income taxes                                (3,700)              88,600
True up of tax basis in fixed assets            (151,700)                  --
Other                                              3,225               25,360
                                         ---------------      ---------------

     Tax expense (benefit)               $       137,025      $       (16,340)
                                         ===============      ================