Form 10-K
period 2009-11-30
WESTBRIDGE RESEARCH GROUP
filed 2010-03-15
CIK 750150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended November 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  2-92261

WESTBRIDGE RESEARCH GROUP
(Exact Name of registrant as specified in its charter)

California	95-3769474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1260 Avenida Chelsea, Vista, California 92081
(Address of Principal Executive Offices and Zip Code)

(760) 599-8855
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of  this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy  or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $987,000.

At March 15, 2010, there were outstanding 2,103,238 shares of the registrant’s common stock.

Documents Incorporated by Reference:   None

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.  When we use the words “anticipates”, “plans”, “expects”, “believes”, “should”, “could”, “may”, and similar expressions, we are identifying forward-looking statements. These risks and uncertainties include, but are not limited to, a slow-down in the domestic or international markets for the Company’s products; greater competition for customers from businesses who are larger and better capitalized; local, state, federal or international regulatory changes which adversely impact the Company’s ability to manufacture or sell its products, particularly its organic products; the reliance of the Company on limited sources of raw materials; an increase in the Company’s costs of raw materials.

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

PART I

ITEM 1.	BUSINESS

OVERVIEW

Westbridge Research Group was incorporated in California in 1982.  From inception, Westbridge Research Group and its wholly-owned subsidiary, Westbridge Agricultural Products (hereinafter referred to collectively as the "Company") have been engaged in the development, manufacture and marketing of environmentally compatible products for the agriculture industry.  Those products are divided between conventional (non-organic) and organic.  The Company also produces a line of products that are used in industrial bioremediation.   During the past several years, the Company has placed an emphasis on the sale of agricultural inputs that meet the organic requirements as defined under the United States Department of Agriculture (“USDA”) National Organic Program (“NOP”).  The Company’s products are sold principally in  the western region of the United States, but it has international sales as well, mostly in Peru and South Korea.  The company sells its products through its own sales organization and through dealers and distributors.  Depending on the product, the Company’s products are effective on vines and tree crops, berries and vegetables.

The Company’s executive offices are located at 1260 Avenida Chelsea, Vista, California 92081, and its telephone number is (760) 599-8855.

PRINCIPAL PRODUCTS AND THEIR MARKETS

The Company's environmentally sensitive products include proprietary formulations based primarily on the use of microbial fermentations and plant extracts, micronutrient blends containing primary and complex secondary nutrients,  as well as additional natural humates and natural substances with growth promoting activity. Those products are generally divided between organic products and products that are not organic, often referred to as conventional products.  Organic products are considered those that are made in accordance with government approved standards for organics.  Those standards are defined under the USDA NOP.

Conventional Product Line

The Company’s conventional products are marketed under the trademarked brandnames TRIGGRR® and SunBurst® .

Two of the Company’s important conventional products are Soil TRIGGRR® and Foliar TRIGGRR®.  These formulations are registered with the United States Environmental Protection Agency (“USEPA”) as plant growth regulators.  The active components of these two formulas are "cytokinins" that affect rates of cell division and growth.

●           Soil TRIGGRR®, a liquid product that is applied to the soil at the time of planting or as a side dress or through drip irrigation to stimulate early seedling vigor, improve root development, and improve stand.  Soil TRIGGRR® is commonly used on a wide variety of fruits and vegetables.

●           Foliar TRIGGRR®, which is applied as a liquid directly to plant foliage.  The product has its primary use in stimulating root growth, promoting earlier and fuller flowering, and increasing seed set.  Plants that Foliar TRIGGRR® is commonly used on include fruiting vegetables, tree fruit and row crops.

Soil TRIGGRR® and Foliar TRIGGRR® may be used with conventional farming practices and in combination with other agricultural chemicals, rendering them easy to apply and facilitating distribution.  These products are inexpensive to use and in many crops produce yield increases sufficient to provide substantial increases in profits to the user.

Another group of important conventional products is sold under the trademark SunBurst®.  These are specialty fertilizers which are micronutrient blends containing primary and complex secondary nutrients, as well as additional natural humates and natural substances with growth promoting activity.  The SunBurst® products are often used in conventional crop production such as table grapes, and in growing turf.

The Company also manufactures and markets a nematode suppressant called SUPPRESS®.  SUPPRESS® does not kill the parasitic nematode directly; instead it interferes with the ability of the nematode to penetrate the plant roots.  SUPPRESS® is composed of nontoxic, naturally occurring plant growth regulators that activate the plants natural defenses.  SUPPRESS® products are frequently used on crops such as vines and tree fruit.

Organic Product Line

The Company’s organic products are also marketed under the trademarked brandnames TRIGGRR® and BioLink®.  The product line includes NPK (nitrogen-phosphorus-potassium) blends and micro and macronutrient blends that can be used on most plants including fruits and vegetables, trees, vines, shrubs, flowering ornamentals and containerized plants. These NPK blends are designed to correct nitrogen, phosphorus, and potassium deficiencies through drip irrigation, but in some cases can also be used as foliar applications.

Other of the Company’s products in the organic product line include a liquid garlic-based insect repellant for use on most plants and non-ionic type spreaders, adjuvants, which  provide quick wetting, more uniform distribution, and increase retention of pesticide sprays by reducing surface tension of the spray droplets.  These products meet current USDA NOP guidelines for organic food and fiber production.

The Company markets multiple products as a core program, and also markets its adjuvants line as synergists with other competing biological pesticide products to achieve better efficacy.

Bioremediation Products

Although these products do not constitute a large portion of the Company’s sales, Westbridge also manufactures and sells environmental products, H4-502 and Sewage Treatment (ST-12), which are organic products formulated to control ammonia, alcohol and hydrogen sulfide odors. Bioremediation Nutrient Blends (the BNB product line) are bionutrient products that enhance compost maturity as well as accelerate the remediation of petroleum hydrocarbon contaminated sites.  TRIGGRR Cellulose Digester is designed to accelerate breakdown of stubble in low- or no-till farming operations. Customers who would be interested in this product line include composters and waste-water treatment facilities.

DISTRIBUTION METHODS

In addition to a small in-house sales force, the Company uses a key regional and national distributors and dealers for reaching the U.S. market.  Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries.  The Company has two large customers whose combined purchases amounted to 28% of the Company’s agricultural product sales in 2009.  Sales to these customers amounted to 24% in 2008.

NEW PRODUCTS

The Company has no new products that are available for the marketplace.  The Company is actively engaged in research and development activity for new products and is investigating opportunities to purchase rights to new products from third parties.

PRODUCT DEVELOPMENT

The Company uses an internal program and contracts with universities and private government laboratories to conduct the majority of its research and development work in environmentally safe agriculture products and products that can be used with integrated pest management (IPM) programs.  These programs and contacts generate the field trials and data necessary to obtain the requisite government approvals and establish efficacy under commercial conditions.

The Company has developed environmentally sensitive products for the home lawn and garden industry. Only a small portion of Company resources are currently being devoted to these projects, but, as funds become available, these and other applications will be pursued.

Research and development expenses for fiscal years 2009 and 2008, respectively, were $238,338 and $257,304.

COMPETITION

Competition in the agricultural products market is significant, and there are a number of large and mid-size businesses  in direct competition with the Company.  The Company's agricultural products compete with chemical products of major specialty suppliers to the agricultural industry.  Some of the advantages these major specialty companies have in supplying chemical products to the agricultural industry include well-established distribution networks, well-known products, experience in satisfying the needs of farmers and extensive capital resources.  These competitors are able to conduct large advertising campaigns and conduct direct mail efforts targeting growers who may use their product.

A number of other existing companies are engaged in research in the area of biotechnology relating to agriculture.  The Company expects the biotechnology industry in agriculture to be very competitive in the future.  Unlike chemical products, biotechnology products do not cause soil erosion, do not adversely affect the environment, are not dependent on petroleum products and do not present safety hazards to humans. Most of the Company's existing and potential competitors in agro-chemicals and biotechnology have more experience in operations, more extensive facilities and greater financial and other resources.

MATERIALS AND SUPPLIERS

The Company purchases the raw materials for its products from a number of suppliers, both domestic and international. One of the Company’s employees devotes substantial time to dealing with the purchase of materials and evaluating potential new suppliers. The Company has used a number of suppliers for many years.

MAJOR CUSTOMERS

Over the past three years, a majority of the Company’s sales, based on dollars sold, are to 15 companies. Those key customers have been substantially stable during that time.

GOVERNMENT REGULATIONS

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

In addition to the foregoing requirements, the Company's agricultural products must often be approved by state authorities before distribution in a state.  In some cases, this necessitates having to conduct field tests in the particular state to accumulate the necessary test data for registration.  Soil TRIGGRR® and Foliar TRIGGRR® have been federally registered with the USEPA.  In addition, the Company has registered its products with certain appropriate state agencies and is pursuing registration in other states.

The Company has its organic products reviewed and approved for use on organically grown crops by either state certifiers accredited under the USDA NOP, or by the Organic Materials Review Institute (OMRI).

The National Organic Program under the direction of the Agricultural Marketing Service (AMS), is an arm of the United States Department of Agriculture. This national program facilitates domestic and international marketing of fresh and processed food that is organically produced and assures consumers that such products meet consistent, uniform standards.

OMRI is a national nonprofit organization that determines which input products are allowed for use in organic production and processing. OMRI Listed—or approved—products may be used on operations that are certified organic under the USDA National Organic Program.

The NOP has recently announced a set of regulations effective in December 14, 2009 meant to more strictly control those manufacturers of organic farm inputs which also produce conventional farm inputs.  The NOP issued and amended similar regulations earlier in 2009. The new rules require dual manufacturers of liquid fertilizers (dual means both conventional and organic fertilizers), which manufacture organic liquid fertilizers of more than 3 percent nitrogen,  to have a USDA NOP accredited third-party expert certify that (i) there is no fraud in the formulation of the organic fertilizer, (ii) the manufacturer has the appropriate infrastructure to produce the organic farm inputs, and  (iii) a successful audit was conducted comparing incoming materials with outgoing finished product. The Company supports the implementation of these regulations.  Although the Company does not currently manufacture a organic fertilizer that would mandate this certification, the Company has decided to undergo such a procedure.

The original regulations put forth by the USDA in early 2009 required the physical separation of organic and conventional manufacturing by 100 yards.  The Company and various industry groups opposed such a regulation because it was without merit.  The USDA in its December 14, 2009 policy stated that it removed the requirement for 100 yards of separation.

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

EMPLOYEES

At November 30, 2009, the Company had 17 employees, 14 full-time, 3 part time.  None of these employees are covered by a collective bargaining agreement.  The Company believes that its employee relations are satisfactory.

ITEM 1A.	RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS.

We are in a heavily regulated industry.

The production of pesticides is regulated by the USEPA and by state governments.  Those regulations require the registration of many of our products.  Should the registration of one or more of our products be lost because of a change in the laws or for any other reason, it will have an adverse effect on the Company and its profitability.  That consequence could be minor to severe depending on the product.  Similarly, the Company could be required to make changes to its product formulations to comply with any newly enacted regulations, which changes could be costly both in terms of raw material changes but also changes in the manufacturing process.

The production of organic fertilizers is regulated by the federal government and often by state governments.  California is particularly becoming involved in the regulation of organic fertilizers.  New USDA NOP regulations have been promulgated which requires the Company to adopt a material evaluation program. This is evidence of the Company belief that the organics industry as a whole is coming under increasing scrutiny and growing regulation.  New regulations and changes to existing regulations may have a number of adverse consequences to the Company and its profitability.  The Company may find its cost of goods or manufacturing processes more expensive.  Or, the Company may determine that under some circumstances it is unable to produce its organic fertilizers because of restrictive measures taken by the government or industry groups.

The Company’s Sales are Impacted by Weather Conditions and the Availability of Water.

The Company sells most of its products though distributors and dealers both nationally and internationally.  A large number of end-users are located in the Pacific Northwest of the United States and California.  The Pacific Northwest is a prime growing region in the United States for many of the crops that benefit from the Company’s products.  However, that region is well-known for unpredictability in its weather.  In 2008, the Pacific Northwest experienced severe winter weather that postponed and shortened the growing season.  As a result, the Company’s sales of products into that region were less than historically typical.  The unpredictability of weather makes it difficult for the Company to forecast sales with any significant degree of certainty.

California is currently experiencing a multi-year drought.  The state government has indicated that it will limit water availability to growers in certain parts of California. Additionally, water restrictions may occur as a result of a court decision on endangered species, the Delta smelt.  If water distribution is curtailed for these or any other reasons, the Company anticipates its sales in California will decrease, perhaps substantially. Because of heavy rains in January and February 2010, a California judge lifted temporarily the restrictions on delta water and allowed farmers in the San Joaquin Valley for a two week period to pump water for irrigation.  At this time, it is anticipated that some restrictions on water availability to California farmers and growers is likely to continue, but the full extent of this restriction is not known.

A majority of the Company’s sales are concentrated on a few customers.

A small number of customers have historically accounted for a majority of the Company’s sales.  Sales for the top two customers accounted for 28% and 24% of sales revenues in 2009 and 2008, respectively.  There is no assurance that the Company’s current customers will continue to place orders with the Company, that the orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers.  The loss of one of more of the largest customers will have an adverse impact on the Company’s sales and operating results.  A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

The Company may not be able to obtain all raw materials necessary for its products.

The Company is reliant on suppliers of raw materials in order to manufacturer its products.  Those raw materials are bought from both domestic and international suppliers.  In past years there was significant competition for those materials making availability uncertain.  Additionally, with greater competition the price of some raw materials were increasing rapidly and not all of that additional expense could be passed onto customers.  While in late 2008 and 2009, the world economy has weakened and the demand for raw materials has lessened, the Company believes it is likely that in the near future, as the world’s economy recovers, raw materials will once again become more difficult to obtain and more expensive.  Related to this, the value of the United States dollar vis-à-vis some currencies has decreased from time to time in particular in 2008 and portions of 2009.  This made the cost of foreign raw materials more expensive than in previous periods.  Such currency fluctuations may occur again in the future.

We may not be successful in acquiring or developing new products.

The Company is attempting to expand its product offerings through licensing and by developing products in-house. There is no assurance that these attempts will be successful.  Licensing of products requires identification of new products or determination of new applications for existing products and a willingness on the product owner to license the product.  Additionally, all products need to be proven efficacious, which requires costly testing and a favorable result is not assured. Because many of the products that may be sold by the Company must be registered with one or more government agencies, the registration process can be time consuming and expensive, and there is no guarantee that the product will obtain all needed registrations.  The Company has obtained registration in some jurisdictions and not in others.  In the Company’s view, the state of California has one of  the most stringent regulations and occasionally the Company may have federal registration but will be unable to sell a product in California.

We can expect fluctuations in revenue from quarter to quarter and the seasonal nature makes the Company’s business more difficult to manage.

The Company’s revenues vary from period to period  for a number of factors.  We sell products during growing seasons. Although the Company has had some success in selling into the southern hemisphere to capture another growing season, the large majority of its sales are in the United States, and most crops that benefit from our products are grown in spring and summer.  Therefore, most of the Company’s revenues are realized in a six month period beginning in April. This requires us to build up inventories in the first and second quarters when our cash flow is weakest.  Historically speaking, our cash flow is strongest in the third and fourth quarters.

We have no patents on our product formulations or manufacturing process.

The Company’s product formulations are carefully protected trade secrets, but we have no patents on our formulations.  The Company believes that its formulations are still valuable proprietary information, but there is no assurance that they will not be copied.  The manufacturing processes for many of its products is also confidential and maintained as a trade secret, but there is no assurance that a competitor cannot duplicate our processes.  The Company has not decided if it will patent future products or processes.

We are reliant upon key senior management and any discontinuation of employment will cause disruptions in the Company’s prospects.

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

Our stock is not traded.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a smaller reporting company we are not required to respond to this item.

ITEM 2.	PROPERTIES

The Company's principal executive office is located at 1260 Avenida Chelsea, Vista, California, 92081.  This facility consists of 19,504 square feet and is used for offices, a laboratory and the production and storage of agricultural products and materials.  The Company leases these facilities under a lease that expires in January, 2015.  Rent is being expensed on a straight-line basis over the term of the lease.  The lease commenced on February 1, 2007 with early possession on January 1, 2007, and has a term of eight (8) years. The Company has an option to extend the term for an additional three (3) years at the fair market rate at the time of extension. The rent under the lease for the initial year is approximately $13,650 per month, with increases by three percent (3%) each year.  The Company must also pay certain other customary expenses under the lease.  The Company installed improvements to the facility totaling approximately $350,000 and new equipment totaling approximately $230,000.

The Company entered into a month-to-month lease of a new building with 3,883 square feet of storage space on October 30, 2008.  Monthly base rent is $2,000 and the lease commenced on December 1, 2008.

Rent expense on the Avenida Chelsea facility for the years ending November 30, 2009 and 2008 was $177,874 and $234,852, respectively.   Rent expense on the storage facilities rented by the Company on a month to month basis for the years ending November 30, 2009 and 2008 was $24,000 and $13,130, respectively.

ITEM 3.	LEGAL PROCEEDINGS

(a)	The Company is not a party to, and its property is not the subject of, any pending legal proceeding.

(b)	No proceeding was terminated during the fourth quarter of the fiscal year.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended November 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Principal Market.  There is no established public trading market for the Company’s single class of common stock.

(b)           Approximate Number of Holders for Common Stock.  Many holders of the common stock hold their shares in “street name” accounts and are not individually shareholders of record. The approximate number of record holders of Company’s Common Stock as of November 30, 2009, was 621.  The transfer agent for our shares is Continental Stock Transfer, 5301 East State Street, Rockford, Illinois 61108, tel: 212-509-4000, www.continentalstock.com.

(c)           Repurchases; Dividends.  The Company has not repurchased any of its stock for the fiscal year ending November 30, 2009.  The Company has paid no dividends during that same period.  There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends.  The Company does not expect to pay dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide information typically disclosed under this section.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of the Company’s financial condition and the results of operations should be read in conjunction with the financial statements and related noted appearing elsewhere in this Annual Report on Form 10-K.

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

We believe that the growth driver for 2010 and beyond will be sales of our organic products.  We sell our organic products for use on a number of crops, including grapes, tree fruits, berries and row crops.

As stated elsewhere, our business is seasonal.  Our products are used mostly in the growing period, so a majority of our products are sold in the six months following April.  We are selling into South American where the growing season is counter to the American season and we are attempting to expand that market reducing our exposure to the North American growing season.

While the demand for organic farm inputs increases, there remains a limited supply of allowed organic raw materials for the formulation of the Company’s finished products due to increased competition.  The Company is also facing an increase in freight and packaging material costs.

Fiscal Year 2009 Compared to Fiscal Year 2008

Total product sales were $3,908,152 in fiscal 2009 compared with $3,998,293 in fiscal 2008, a decrease of approximately 2%.  Prices for the Company's existing products remained stable during fiscal 2009. Production by gallons was 241,136 in 2009 and 220,756 in 2008, an increase of approximately 9%.  Sales in 2009 were essentially flat in comparison to the prior year even though production increased.  This increase in production is primarily due to The Company selling more of its own manufactured products in fiscal 2009 and less of a product that is manufactured for Westbridge by another company.

Cost of sales as a percentage of total product sales increased to approximately 47% or $1,840,880 in fiscal 2009 as compared with 46% or $1,856,587 in fiscal 2008.  This increase in percentage of sales is primarily due to the reduction in sales in fiscal 2009.  Cost of sales expenses decreased by $15,707 in fiscal 2009 from $1,856,587 in fiscal 2008 primarily related to reduced freight costs.

Research and development expenses decreased approximately 7%, or $18,966, to $238,338 in fiscal 2009 from $257,304 in fiscal 2008.  This decrease is primarily due to the reduction in contract research and outside lab analysis.

Selling expenses decreased to approximately 23% of product sales for fiscal 2009 from approximately 27% of product sales for fiscal year 2008. Selling expenses decreased by $158,615 in fiscal 2009 from $1,069,404 in fiscal 2008.  This decrease in selling expenses is primarily due to the adjustment in bad debt allowance for payments received and expected to be received from the Mexico sale agreement.  The adjustment for the Mexico sale agreement was $226,270 in fiscal 2009 and $95,000 in fiscal 2008.    Without the adjustment for the Mexico property sale, selling expenses would have decreased to $1,137,059 for fiscal 2009 compared to $1,164,404 for fiscal 2008, a decrease of $27,345.  This decrease is primarily due to reduced advertising and travel expenses.

General and administrative expenses decreased by $41,979 in fiscal 2009 from $781,532 in fiscal 2008.  A portion of this decrease was primarily due to amortization on leasehold improvements being applied to cost of sales in fiscal 2009 based on management’s reassessment of use of some of the Company’s assets, which had previously been applied to general and administrative expenses in fiscal 2008.

Interest expense increased by $29,001 in fiscal 2009 from $9,086 for fiscal 2008.  Of this increase, approximately $22,000 is primarily due to the write off of certain capitalized lease costs for which there was no future perceived benefit.

Net profit for fiscal 2009 was $183,873 compared with net loss of $83,935 in fiscal 2008. The increase in net income is primarily due to the adjustment in bad debt allowance related to the sale of the Mexico property discussed above in selling expenses.

Fiscal Year 2008 Compared to Fiscal Year 2007

Total product sales were $3,998,293 in fiscal 2008 compared with $6,285,977 in fiscal 2007, a decrease of approximately 36%.  Prices for the Company's existing products remained stable during fiscal 2008. Production by gallons was 220,756 in 2008 and 398,806 in 2007, a decrease of approximately 45%.  The sales decrease was primarily due the loss of an organic liquid fertilizer, purchased from another manufacturer, which was delisted.  The product was delisted as an approved input under USDA NOP in November 2007.

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

Selling expenses increased to approximately 27% of product sales for fiscal 2008 from approximately 20% of product sales for fiscal year 2007.  This increase is primarily due to decrease in sales during fiscal 2008.  Selling expenses declined by $181,041 in fiscal 2008 from $1,250,445 in fiscal 2007.  This decrease in expenses is primarily due to the reduction in warranty expense and adjustment in bad debt allowance due to the sale of the Mexican property.

General and administrative expenses increased by $84,829 in fiscal 2008 from $696,703 in fiscal 2007.  This increase is primarily due to increased staff expenses, corporate legal expenses, and increased expenses associated with two facilities.

Interest expense decreased by $4,965 in fiscal 2008 from $14,051 for fiscal 2007. This decrease is primarily due to the reduction of notes payable.

Net loss for fiscal 2008 was $83,935 compared with net income of $983,663 in fiscal 2007. The decrease in net income is primarily due to decreased sales during fiscal 2008 and a reduction in the deferred tax asset.

Liquidity and Capital Resources

Net working capital increased to $1,611,967 in fiscal year 2009 compared to $1,361,046 in fiscal year 2008.  At November 30, 2009, we had approximately $1,267,000 in cash and cash equivalents.  Our primary sources of cash and cash equivalents are cash flows from operations and borrowings on our line of credit.  Our primary uses of cash are to fund working capital needs, capital expenditures and repayments on borrowings against our line of credit.  The Company anticipates that cash flows from operations and borrowings available under our line of credit will be sufficient to meet the ongoing needs of our business.

The Company has a $500,000 line of credit available to be drawn upon, of which $120,000 has been utilized as of November 30, 2009.

During fiscal year 2009 the Company received proceeds of $69,203 net of commissions paid  from installments in the sale of rights to land in Baja Sur, Mexico.  Additional installments are expected in fiscal year 2010, but these proceeds represent a one-time benefit to the Company’s profits.

Off-balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

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

Share-Based Payment

For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock awards and units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

The benefits of tax deductions in excess of recognized stock-based compensation are reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in certain periods.

As there is no public market for its common stock, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The risk-free interest rate ranged from 1.9% to 3.2%, expected volatility ranged from 49% to 92% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be between five and six and one half years based on the average vesting period of options granted.  For the years ended November 30, 2009 and 2008, the Company expensed approximately $41,000 and $40,000 of stock option expense.

Recent Accounting Pronouncements

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results.  These policies and the judgments and estimates they involve are subject to revision and adjustment in the future.  While they involve less judgment, management believes that the other accounting policies discussed in Notes to Consolidate Financial Statements - Note 1 – “Organization and Significant Accounting Policies” included in this Annual Report are also important to an understanding of our financial statements.  We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASC 105”). ASC 105 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC, under the authority of federal securities laws, are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Company’s adoption of ASC 105, effective September 30, 2009, impacted the consolidated financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). ASU No. 2010-09 establishes that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The amendments in ASU No. 2010-09 are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. Effective with the adoption of ASU No. 2010-09 on December 31, 2009, the Company no longer discloses the date though which subsequent events have been evaluated, as the Company evaluated subsequent events through the date the financial statements were issued.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“ASU No. 2010-06”). ASU No. 2010-06 provides guidance on improving disclosures on fair value measurements, such as the transfers between Level 1, Level 2 and Level 3 inputs and the disaggregated activity in the rollforward for Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the disaggregated activity in the rollforward for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal periods. The Company is currently evaluating the impact of ASU No. 2010-06 on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”). ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, ASU No. 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has elected not to early adopt and is currently evaluating the impact of ASU No. 2009-13 on its consolidated financial statements.

In June 2009, the FASB issued ASC 810-10-50, Amendments to FASB Interpretation No. 46(R) (“ASC 810-10-50”). ASC 810-10-50 was issued to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN No. 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-10-50 and constituent concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810-10-50 is effective for an entity’s first annual reporting period that begins after November 15, 2009. The adoption of ASC 810-10-50 is not expected to have a significant effect on the consolidated financial statements.

In May 2009, the FASB issued ASC 855-10-20, Subsequent Events (“ASC 855-10-20”). ASC 855-10-20 establishes the principles and requirements for subsequent events in the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. ASC 855-10-20 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 855-10-20 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 805-20-25, Recognition (“ASC 805-20-25”), to provide further guidance on assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 805, Business Combinations (“ASC 805”), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. ASC 805-20-25 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805-20-25, effective January 1, 2009, did not have an impact on the Company.

In October 2008, the FASB issued ASC 820-10-35, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“ASC 820-10-35”). ASC 820-10-35 clarifies the application of ASC 820-10, Fair Value Measurements and Disclosure (“ASC 820-10”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. ASC 820-10-35 was effective upon issuance, including prior periods for which financial statements had not been issued. Effective January 1, 2009, the Company has adopted the disclosure provisions of ASC 820-10-35 for its non-recurring non-financial assets and liabilities, except those recognized or disclosed at fair value on a recurring basis.

ITEM 7A.	QUANTATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company we are not required to provide the information typically required in this item.

ITEM 8.	FINANCIAL STATEMENTS.

Response to this item is submitted as a separate section of this annual Report following Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended November 30, 2009.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on her evaluation, the Company’s principal executive officer and principal financial officer, who are the same individual, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by the Annual Report on Form 10-K, our disclosure controls and procedures were effective.

Management Annual Report on Internal Control over Financial Reporting

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K was prepared by the Company’s management, which is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles accepted in the United States of America and includes those policies an procedures that:

(i)           Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company;

(ii)           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting - Guidance for Small Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting were effective as of November 30, 2009.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report.

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

ITEM 9B.	OTHER INFORMATION

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

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, refundable in part, and the balance of payment at the time of closing which was expected to be on December 15, 2008.  The potential buyer of the property was made aware of the above described lien.  As of November 30, 2008, $95,000 of the $300,000 deposit was non-refundable to the buyer.  Due to unforeseen circumstances, at the request of the buyer, the Company and buyers amended the agreement on December 15, 2008.  Upon execution of the amendment, the entire $300,000 deposit paid by the buyer became non-refundable.  The amendment extends the buyer’s time to complete the purchase to November 30, 2010, with required additional payments over that period and provides for a purchase discount of 5% if completed on or before November 30, 2009.  The buyer did not complete the purchase by November 30, 2009.  The Company subsequently agreed to provide the buyer the right to purchase the property for a 10% discount if the buyer closed the transaction by the middle of December, 2009.  Buyer failed to exercise this right.  As a result, the buyer has now paid $700,000 to the Company, which amount is non-refundable, and $550,000 remains outstanding.  The buyer is obligated to pay $100,000 by May 31, 2010 and $450,000 by November 30, 2010, which will be the final payment.  The buyer has been late in its two installment payments made to date.

To prevent claims being raised against the Company and the property in the Mexican courts, the Company and buyer entered into a new agreement whereby the rights to the property were transferred to buyer in exchange for a promissory note in the amount of $550,000 which allows foreclosure on the property if the note is not paid in accordance with the scheduled payments previously agreed.

The Company is applying the deposits, first against its long-term receivable with the remainder being eventually recognized as other income.  As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received on its long-term receivable.  As of November 30, 2009, the Company has paid $106,496 under these arrangements from the deposits collected.  Based upon the aforementioned agreement, the Company has re-valued its allowance on the long-term account receivable to more accurately reflect the future collections anticipated, based on the future non-refundable portion of the deposits.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information regarding the current executive officers and directors of the Company as of November 30, 2009:

Name	Age	Position	Director Since	Expiration of Term

Christine Koenemann	56	Director, President, Chief Financial Officer & Secretary	1995	2010

William Fruehling (1)(2)	69	Director	1997	2010

Mark Cole (1)(2)	46	Director	2005	2010

________________________

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

Background and Experience of Directors and Officers

Christine Koenemann was elected President and appointed as a Director of the Company on March 2, 1995.  She has worked for the Company for the past 27 years in varying positions including Operations Manager, Shareholder Relations Liaison, Director of Administration, and Assistant Treasurer.  She attended Indiana University School of Business and worked in retail management prior to joining the Company.  Ms. Koenemann serves also as the Company’s Chief Financial Officer and Secretary.

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

Mark Cole received his Bachelors Degree in Business Administration (Accounting) from San Diego State University in 1990. After receiving his degree, Mr. Cole spent 8 years as an audit professional with Big 4 public accounting firms and later served as Managing Director for the CPA firm of Cole and Company.  He served as the Corporate Controller for Crocs, Inc., a designer and manufacturer of footwear and as a consultant until 2009.  He has served in similar financial capacities for Salient Networks and Ashworth, Inc.  In March 2010, Mr. Cole became an accounting officer ofKidrobot, Inc., and continues to serve in that capacity.  He was appointed as a Director of the Company April 7, 2005.

Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified.  Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

Family Relationships

There are no family relationships between or among the directors, executive officers or person’s nominated or chosen to become directors or executive officers.

Board Meetings and Committees

During the year ended November 30, 2009, the Board of Directors held four board meetings to conduct business.

Audit Committee

The Audit Committee of our Board of Directors is composed of two non-employee directors who meet the independence standards of the SEC.  The members of the Audit Committee are Mark Cole, chair and William Fruehling. Our Board has determined that Mr. Cole qualifies as an audit committee financial expert under federal securities laws, by virtue of his education and relevant experience, and is independent under the applicable requirements of the Securities Exchange Act of 1934. During the year ended November 30, 2009, the Audit Committee held three meetings to conduct business.

Compensation Committee

Each non-employee director receives a payment of $500 for each meeting of the Board of Directors they attend and a payment of $250 for each meeting of a Board Committee they attend, unless that meeting occurs the same day as a meeting of the board of Directors, in which case the director is not paid for attending the Committee meeting.  During fiscal 2009, the Company granted non-qualified stock options to acquire 12,500 shares each to two members of the Board of Directors at $0.47 per share. Of these 25,000 options, 10,000 immediately vest upon grant and expire in January 2019, and 15,000 vest quarterly and expire in January 2019.   All of these options remain outstanding and exercisable at November 30, 2009.   During the year ended November 30, 2009, the Compensation Committee held two meetings to conduct business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission.  Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a).  No such forms have been submitted to us and we know of no trading activity that has occurred in our equity securities for the fiscal year 2009.

Code of Ethics

We have adopted a Code of Ethics that is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate and timely and understandable disclosure in our SEC reports and other public communications.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Persons wishing to make such a request should contact Westbridge Research Group, 1260 Avenida Chelsea, Vista, CA  92081 or may find a copy filed with our Form 10-Q for the quarter ended August 31, 2009.

Indemnification Of Directors

The Company’s Bylaws provide for the indemnification of Directors to the fullest extent provided by applicable law when they are carrying out their duties in good faith.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 2009, 2008 and 2007 for the Chief Executive Officer and Vice President of the Company.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-qualified Incentive Plan Compensation	All Other Compensation (2)	Total

Christine Koenemann	2009	$135,000	$25,000	0	$12,998	0	0	$4,154	$177,152
President	2008	$125,000	$0	0	$12,998	0	0	$3,125	$141,123
	2007	$100,000	$60,000	0	0	0	0	0	$160,000

Larry Parker, PhD	2009	$85,000	$8,000	0	$10,398	0	0	$22,144	$125,542
Vice President &	2008	$80,500	$4,468	0	$10,398	0	0	$20,146	$115,512
Director of R&D	2007	$71,500	$33,800	0	0	0	0	$20,236	$125,536

(1)           Option Awards are issued pursuant to our 2001 Stock Option Plan and reflects the dollar amount of compensation expense recognized by us in our financial statements for reporting purposes in accordance with ASC 718. For a discussion on the assumptions made regarding the valuation of the option awards, please see Note 1 “Organization and Significant Accounting Policies” in our Notes to Consolidated Financial Statements.

(2)           All Other Compensation is comprised of unused vacation paid out for Christine Koenemann and commissions and unused vacation paid out for Larry Parker, PhD.

Bonuses

Historically the Compensation Committee recommends and the Board of Directors approves bonuses only for the President of the Company and establishes a pool of funds available for bonus grants to other employees at the discretion of the President.  However, both the President’s bonus and the pool for the payment of bonuses to other employees is determined by the Compensation Committee based on a number of factors, in particular the profitability of the Company and on other factors which are subjective.  In 2009 a bonus was paid to Ms. Koenemann, the Company’s President, to reward her for making significant contributions to the Company’s efforts to sell its rights to property in Mexico in view of difficult negotiations and for managing the Company to profitability in difficult economic times.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our President and Vice-President during our fiscal year ended November 30, 2009.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christine Koenemann	100,000	--	--	$0.25	07/29/2012	--	--	--	--
	50,000	--	16,667	$1.53	04/15/2018	--	--	--	--
Larry Parker, PhD	20,000	--	--	$0.25	07/29/2012	--	--	--	--
	40,000	--	13,333-	$1.53	04/15/2018	--	--	--	--

Option Grants in Last Fiscal Year (Individual Grants)

During fiscal 2009, the Company granted stock options to acquire 25,000 shares at $0.47 per share to only non-employee members of the Board of Directors.

Aggregated Option Exercises in Last Fiscal year and Fiscal Year-End Option Value

There were no option exercises during the last fiscal year for the individuals named in the summary compensation table.

During fiscal 2001, the Company established an employee stock option plan (“the 2001 Plan”) under which options to purchase an aggregate of 400,000 shares of the Company’s common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options.  Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant.  Options vest over varying terms designated by the 2001 Plan’s administrative committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment.  There are 344,500 options granted under the 2001 plan of which 290,750 are fully vested as of November  30, 2009.

During fiscal 2008, the Company granted non-qualified stock options to acquire 5,000 shares each to two members of the Board of Directors at $1.53 per share. The 10,000 options immediately vest upon grant and expire in April 2018. All of these options remain outstanding and exercisable at November 30, 2009.

During fiscal 2008, the Company granted stock options to acquire 137,500 shares at $1.53 per share to several employees, including the Company’s President.  The options vest over four years and a total of 83,750 options have vested as of November 30, 2009.  The future stock compensation expense on unvested options is $42,086.  Of the remaining 53,750 options, 41,875 vest in April 2010, and 11,875 vest in April 2011.

During fiscal 2009, the Company granted non-qualified stock options to acquire 12,500 shares each to two members of the Board of Directors at $0.47 per share. Of these 25,000 options, 10,000 immediately vest upon grant and expire in January 2019, and 15,000 vest quarterly and expire in January 2019.   All of these options remain outstanding and exercisable at November 30, 2009.

At November 30, 2009 and 2008, a total of 55,500 and 80,500 shares remain reserved and available for future stock option grants under the 2001 Plan.

Employment Agreements

On December 1, 2008, we entered into an employment contract with Christine Koenemann for the positions of President, Secretary and Chief Financial Officer.  The agreement is for a term commencing December 1, 2008 and ending November 30, 2011.  Prior to that time, Ms. Koenemann had an employment agreement with the Company which would expire February 7, 2009.  Under the agreement Ms. Koenemann is entitled to receive a salary and receive a bonus based on the financial performance of the Company and other factors determined by the Board of Directors.  Ms. Koenemann’s base salary will be $135,000 per year with annual reviews which may result in an increase or decrease of the base salary, but any decrease cannot be for more than ten percent of the prior year’s base salary without the written agreement of Ms. Koenemann.  The new agreement allows for her to receive a lump sum payment in the event her agreement is terminated in a take over of the Company which results in her employment being terminated. Ms. Koenemann was not granted stock options in connection with this employment agreement, however in 2008 she received an option to purchase up to 50,000 shares of the Company's common stock under the Company’s Stock Option Plan at $1.53 per share.  She is entitled to participate in the Company’s employee benefit plans, such as health insurance.

On October 1, 2008, we entered into an employment contract with Lawrence Parker, Ph.D. for the positions of Vice President and Director of Research and Development.  The agreement is for a term ending November 30, 2011.  Under the agreement Dr. Parker is entitled to receive a salary and receive a bonus based on the financial performance of the Company and other factors determined by the Company’s President at the President’s sole discretion.  Dr. Parker’s base salary will be $85,000 per year with annual reviews which may result in an increase or decrease of the base salary, but any decrease cannot be for more than ten percent of the prior year’s base salary without the written agreement of Dr. Parker.  Dr. Parker was not granted stock options in connection with this employment agreement, however in 2008 he received an option to purchase up to 40,000 shares of the Company's common stock under the Company’s Stock Option Plan at $1.53 per share.  Dr. Parker will receive commissions with rates and terms to be reviewed and approved annually by the Company’s President.  During fiscal 2009, Dr. Parker earned approximately $1,000 in commission income.  He is entitled to participate in the Company’s employee benefit plans, such as health insurance.

Director Compensation

The following Director Compensation Table summaries the compensation of our non-employee directors for services rendered during the year ended November 30, 2009:

Name	Fees Earned Or Paid In Cash	Stock Award	Options Award (1)	Non-Qualified Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total

Bill Fruehling	$5,000	0	$4,208	0	0	0	$9,208

Mark Cole	$5,000	0	$4,208	0	0	0	$9,208

(1) Represents fair market value of options granted during the year ended November 30, 2009, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in our consolidated financial statements.  At November 30, 2009, Mr. Fruehling owned options to acquire up to 54,500 shares and Mr. Cole owned options to acquire up to 27,500 shares.

In addition to the compensation mentioned above, we reimburse the directors for their travel expenses incurred in attending meetings of the Board and its Committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2010, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

Unless indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Pursuant to the rules of the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table.  Percentages are calculated based on 2,103,438 shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	W/O Exercise Percent of Class (5)	Percent of Class (6)

Christine Koenemann	152,700(1)	*	6.8
1260 Avenida Chelsea
Vista, CA 92081

Lawrence Parker	60,675 (2)	*	2.8
1260 Avenida Chelsea
Vista, CA 92081

Albert L. Good	182,300	8.7	8.7
14550 Castle Rock Road
Salinas, CA 93908

Kenneth P. Miles	119,867	5.7	5.7
8 Avenida Andra
Palm Desert, CA 92260

William Fruehling	54,500 (3)	*	2.5
5416 Renaissance Avenue
San Diego, CA 92122

Mark Cole	27,500 (4)	*	1.3
P.O. Box 685
Lyons, CO 80540

All Directors & Officers as a Group (4 persons)	295,375	*	12.3

* less than 1%

(1)	Consists in part of exercisable options to purchase 100,000 shares at $0.25 per share and 50,000 at $1.53 per share.

(2)	Consists in part of exercisable options to purchase 20,000 shares at $0.25 per share and 40,000 at $1.53 per share.

(3)	Consists of exercisable options to purchase 37,000 shares at $0.25 per share, 5,000 shares at $1.53 per share and 12,500 at $0.47 per share.

(4)	Consists of exercisable options to purchase 10,000 shares at $0.25 per share, 5,000 shares at $1.53 per share and 12,500 at $0.47 per share.

(5)	Calculated as if no options were exercised and 2,103,438 shares outstanding.

(6)	Calculated as if only that (those) shareholder's(s') options/warrants exercisable within 60 days were exercised and no other options/warrants were exercised.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has entered into indemnification agreements with each of its executive officers and directors.  The Company has agreed to indemnify each such person for all expenses and liabilities, including criminal monetary judgments, penalties and fines, incurred by such person in connection with any criminal or civil action brought or threatened against such person by reason of such person being or having been a Company officer, director or employee.  In order to be entitled to indemnification, such person must have acted in good faith and in a manner such person believed to be in the Company’s best interests.  With respect to criminal actions, such person must have had no reasonable cause to believe his or her conduct was unlawful.  Insofar as there is a claim by an officer or director for indemnification for liabilities arising under the Securities Act of 1933, the claim may be unenforceable under the regulations of the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following are the fees billed us by our auditors, PKF, for services rendered thereby during 2009 and 2008:

	2009	2008
Audit Fees	$47,855	$42,559
Audit Related Fees	--	--
Tax Fees	4,500	5,005
All Other Fees	2,533	--

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

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining PKF’s independence and determined that such services are appropriate.

Before the auditors are engaged to provide us audit services, such engagement is approved by the Audit Committee of our Board of Directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE

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

10(m)
Westbridge Agrosystems Limited Exchange Agreement, incorporated by reference to Exhibit 10(o) filed with Post Effective Amendment Number 1 to the Registration Statement number 2-92261 on Form S 18 filed December 26, 1989.

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

10(v)	Westbridge Research Group 1994 Incentive Stock Option Plan filed with the Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

10(w)	Nonqualified Stock Option of Christine Koenemann, incorporated by reference to Exhibit 10(w) filed with the Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

10(x)	Westbridge Research Group 2001 Stock Option Plan, previously filed.

10(y)	Form 8-K, filed on November 5, 2004, disclosing the resignation of two members of the Board of Directors.

10(z)	Form 8-K, filed on March 15, 2006, disclosing the Employment Agreement by and between Company and Christine Koenemann.

10(aa)	Form 8-K, filed on December 7, 2006, disclosing the new building facilities lease agreement.

10(bb)	Amendment to Employment Agreement between Company and Christine Koenemann dated December 1, 2007, previously filed.

10(cc)	Assignment Agreement between Company and buyer of Mexico property dated August 15, 2008, and Amendment No. 1 dated December 15, 2008, previously filed.

31.1	Certification of Principal Executive Officer and Principal Financial Officer

32.1	Certification of Principal Executive Financial Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2010.

Westbridge Research Group

By:   /s/ Christine Koenemann
Christine Koenemann, President
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christine Koenemann Christine Koenemann	Director	March 15, 2010

/s/ William Fruehling William Fruehling	Director	March 15, 2010

/s/ Mark Cole Mark Cole	Director	March 15, 2010

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For The Years Ended November 30, 2009 and 2008

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the “Company”) as of November 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

San Diego, California	/s/ PKF
March 12, 2010	Certified Public Accountants
A Professional Corporation

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
November 30, 2009 and 2008

ASSETS
	2009	2008
Current assets:
Cash and cash equivalents	$1,267,254	$574,444
Investments	1,000	301,000
Accounts receivable, less allowance of $6,416 and $37,416 at November 30, 2009 and 2008	210,858	164,485
Inventories, net	620,476	798,247
Deferred tax assets	25,000	75,000
Prepaid expenses and other current assets	160,606	156,943

Total current assets	2,285,194	2,070,119

Property and equipment, at cost:
Machinery and equipment	556,809	531,012
Office furniture and fixtures	119,906	113,945
Construction in progress	74,405	-
Leasehold Improvements	368,586	359,244
Vehicles	55,442	59,171

	1,175,148	1,063,372

Less: accumulated depreciation	(604,063)	(488,547)

Net property and equipment	571,085	574,825

Deferred tax asset, net	80,000	-
Long-term account receivable, net	-	134,500
Intangible assets, net	151,600	151,600

Total assets	$3,087,879	$2,931,044

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
November 30, 2009 and 2008

LIABILITIES AND SHAREHOLDERS' EQUITY
	2009	2008
Current Liabilities:
Accounts payable	$79,471	$150,980
Accrued expenses	446,656	522,706
Line of credit	120,000	-
Current portion of long-term debt	7,719	8,038
Current portion of capital leases	19,381	27,349

Total current liabilities	673,227	709,073

Long-term debt, net of current portion	3,974	10,182
Capital leases, net of current portion	31,714	57,856

Total liabilities	708,915	777,111

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, no shares outstanding	-	-
Common stock, no par value, 37,500,000 shares authorized, 2,103,438 shares issued and outstanding at November 30, 2009 and 2008	8,479,854	8,479,854
Paid-in capital	181,402	140,244
Accumulated deficit	(6,282,292)	(6,466,165)

Total shareholders' equity	2,378,964	2,153,933

Total liabilities and shareholders' equity	$3,087,879	$2,931,044

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Years Ended November 30, 2009 and 2008

	2009	2008

Revenues:
Agricultural product sales	$3,908,152	$3,998,293

Costs and expenses:
Cost of sales	1,840,880	1,856,587
Research and development	238,338	257,304
Selling	910,789	1,069,404
General and administrative	739,553	781,532

Total costs and expenses	3,729,560	3,964,827

Income from operations	178,592	33,466

Other income (expense)
Interest expense	(38,087)	(9,086)
Interest income	7,816	18,426
Other income	7,152	10,284

Income before income taxes	155,473	53,090

Income tax benefit (expense)	28,400	(137,025)

Net income (loss)	$183,873	$(83,935)

Basic earnings (loss) per common share	$0.09	$(0.04)

Weighted average shares outstanding	2,103,438	2,103,438

Diluted earnings per common share	$0.08	N/A

Weighted average shares and options outstanding	2,183,949	N/A

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 For the Years Ended November 30, 2009 and 2008

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2007	2,103,438	$8,479,854	$100,000	$(6,382,230)	$2,197,624

Stock compensation expense	-	-	40,244	-	40,244

Net loss	-	-	-	(83,935)	(83,935)

Balance, November 30, 2008	2,103,438	$8,479,854	$140,244	$(6,466,165)	$2,153,933

Stock compensation expense	-	-	41,158	-	41,158

Net income	-	-	-	183,873	183,873

Balance, November 30, 2009	2,103,438	$8,479,854	$181,402	$(6,282,292)	$2,378,964

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years Ended November 30, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net income (loss)	$183,873	$(83,935)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	115,516	123,901
Stock compensation expense	41,158	40,244
Loss on disposal of fixed assets	--	4,073
(Decrease) in bad debt allowance	(257,270)	(112,584)
(Increase) decrease in deferred tax asset	(30,000)	150,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	142,393	53,392
Receipts of long-term account receivable	203,004	90,500
Decrease (increase) in inventories	177,771	(371,617)
Increase in prepaid expenses and other current assets	(3,663)	(35,486)
(Decrease) increase in accounts payable	(71,509)	(18,213)
(Decrease) increase in accrued expenses	(76,050)	(79,949)

Net cash flows provided by (used in) operating activities	425,223	(239,674)
Cash flows from investing activities:
Proceeds from investments	300,000	504,367
Purchase of investments		(300,000)
Purchase of property and equipment	(111,776)	(46,269)

Net cash flows provided by investing activities	188,224	158,098
Cash flows from financing activities:
Advances from line of credit	120,000	--
Payments of notes payable to related parties and long-term debt	(6,527)	(74,410)
Payments on capital lease obligations	(34,110)	(35,847)

Net cash flows provided by (used in) financing activities	79,363	(110,257)

Net increase (decrease) in cash and cash equivalents	692,810	(191,833)
Cash and cash equivalents at beginning of year	574,444	766,277

Cash and cash equivalents at end of year	$1,267,254	$574,444

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	2009	2008

Cash paid during the year for:
Interest	$14,210	$9,086
Income taxes	$1,600	$108,125

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Westbridge Research Group and Subsidiary (the “Company”) was incorporated in California on April 12, 1982 for the acquisition, research, development, manufacturing, and marketing of biotechnological products in the agricultural and energy industries.

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

The Company maintains its bank accounts with two financial institutions located in California. As of November 30, 2009, the accounts were insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 on interest bearing funds and unlimited coverage on non-interest bearing transaction accounts.  The Company had no uninsured cash balances as of November 30, 2009 and 2008.  The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Accounts Receivable and Allowances for Uncollectible Accounts

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

Inventories

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. Any write-down of inventory to market  is reflected in cost of goods sold, unless the amount is unusually material, in which case the loss would be identified separately in the income statement.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years.  Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment.  Office furniture and fixtures are depreciated over a five-year period and vehicles are depreciated over a three-year period.  Leasehold improvements are amortized over the life of the lease and included in depreciation expenses.  Capital leases are amortized using the straight-line method over the estimated useful life or the remaining term of the related lease, whichever is less.  Depreciation and amortization totaled $115,516 and $123,901 at November 30, 2009 and 2008, respectively.

Intangible Assets

In 2001, the Company recorded formulas and processes as intangible assets. The intangible asset are tested for impairment at least annually (or more frequently if indicators of impairment are present) in accordance with the provisions of Accounting Standards Codification (ASC) Topic 350, formerly known as SFAS No. 142, “Goodwill and Other Intangible Assets.” (See Note 5)

Long Lived Assets

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

Products Warranty

The Company warrants its products against defects in workmanship. The warranty accrual at November 30, 2009 and 2008 was $64,559 and $64,934, respectively. The accrual is based on an estimate of the cost to be incurred based on the claims received and historical experience.  Returns offset against the warranty accrual for fiscal 2009 and 2008 were approximately $375 and $31,000, respectively.  During fiscal year 2008, the Company accepted returned product due to the loss of its organic certification of one of its nitrogen products as well as issues relating to a customer’s specifications on other products.

Revenue Recognition

The Company recognizes revenues from the sale of its products to customers at the time of shipping.  Products are shipped from our facility to our customers FOB shipping point terms at which time revenues are considered earned.  The Company will replace product that is considered “substandard”, however this occurs infrequently and the Company records a warranty accrual for these anticipated replacements.

Shipping and Handling Costs

The Company incurs expenses for the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as gross revenues if billed to the customer and cost of goods sold if incurred by the Company in accordance with ASC 605-45. Such costs amounted to approximately $105,071 and $174,200 in November 30, 2009 and 2008, respectively.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

It is the Company’s policy to expense research and development costs when incurred.  During the years ended November 30, 2009 and 2008, the Company expensed $238,338 and $257,304, respectively, of research and development costs.

Advertising

Advertising expense is comprised of media, agency and promotion costs.  Advertising expenses are charged to operations as incurred.  Advertising expenses charged to operations totaled $62,186 and $81,555 at November 30, 2009 and 2008, respectively.

Sales to Major Customers

A majority of the Company’s domestic sales are concentrated in Washington, California, Arizona and Texas.  The majority of the Company’s foreign sales are concentrated in Peru and South Korea.  For the year ended November 30, 2009 two customers represented 68% of accounts receivable. The Company has two large customers whose combined purchases amounted to 28% of the Company’s agricultural product sales in 2009.  Sales to these customers amounted to 24% in 2008.  For the year ended November 30, 2008 four customers represented 82% of accounts receivable.  Total international sales represent 13% of total sales in 2009 and 19% of total sales in 2008. The Company has no assets located in foreign countries.

Earnings (Loss) Per Share

Basic earnings (loss)  per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Year Ended November 30,
	2009	2008

Numerator for earnings (loss) per common share	$183,873		$(83,935)

Denominator for basic earnings (loss) per common share	2,103,438		2,103,438

Effect of dilutive securities	80,511		N/A

Denominator for diluted earnings per common share	2,183,949		N/A

Net income (loss) per common share:

Basic	$0.09		$(0.04)

Diluted	$0.08	$	N/A

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 11.  Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements. Tax benefits are recognized in the consolidated financial statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company classifies interest and penalties as a component of tax expense.

Stock Based Compensation

For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock awards and units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

The benefits of tax deductions in excess of recognized stock-based compensation are reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in certain periods.

As there is no public market for its common stock, the Company determined the volatility for options granted  based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The risk-free interest rate ranged from 1.9% to 3.2%, expected volatility ranged from 49% to 92% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be between five and six and one half years based on the average vesting period of options granted.  For the years ended November 30, 2009 and 2008, the Company expensed approximately $41,000 and $40,000 of stock option expense.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s long-term debt and capital lease obligations approximate their fair values.

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

Recent Accounting Standards

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASC 105”). ASC 105 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC, under the authority of federal securities laws, are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Company’s adoption of ASC 105, effective September 30, 2009, impacted the consolidated financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). ASU No. 2010-09 establishes that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The amendments in ASU No. 2010-09 are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. Effective with the adoption of ASU No. 2010-09 on December 31, 2009, the Company no longer discloses the date though which subsequent events have been evaluated, as the Company evaluated subsequent events through the date the financial statements were issued.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“ASU No. 2010-06”). ASU No. 2010-06 provides guidance on improving disclosures on fair value measurements, such as the transfers between Level 1, Level 2 and Level 3 inputs and the disaggregated activity in the rollforward for Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the disaggregated activity in the rollforward for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal periods. The Company is currently evaluating the impact of ASU No. 2010-06 on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”). ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, ASU No. 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has elected not to early adopt and is currently evaluating the impact of ASU No. 2009-13 on its consolidated financial statements.

In June 2009, the FASB issued ASC 810-10-50, Amendments to FASB Interpretation No. 46(R) (“ASC 810-10-50”). ASC 810-10-50 was issued to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN No. 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-10-50 and constituent concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810-10-50 is effective for an entity’s first annual reporting period that begins after November 15, 2009. The adoption of ASC 810-10-50 is not expected to have a significant effect on the consolidated financial statements.

In May 2009, the FASB issued ASC 855-10-20, Subsequent Events (“ASC 855-10-20”). ASC 855-10-20 establishes the principles and requirements for subsequent events in the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. ASC 855-10-20 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 855-10-20 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 805-20-25, Recognition (“ASC 805-20-25”), to provide further guidance on assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 805, Business Combinations (“ASC 805”), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. ASC 805-20-25 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805-20-25, effective January 1, 2009, did not have an impact on the Company.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2008, the FASB issued ASC 820-10-35, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“ASC 820-10-35”). ASC 820-10-35 clarifies the application of ASC 820-10, Fair Value Measurements and Disclosure (“ASC 820-10”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. ASC 820-10-35 was effective upon issuance, including prior periods for which financial statements had not been issued. Effective January 1, 2009, the Company has adopted the disclosure provisions of ASC 820-10-35 for its non-recurring non-financial assets and liabilities, except those recognized or disclosed at fair value on a recurring basis.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

●	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

●
Level 2, defined as observable inputs including quoted prices for similar assets in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

Our assets measured at fair value on a recurring basis were as follows:

	November 30, 2009	Fair Value Measurements At Reporting Date Using Quoted Prices in Active Markets for Identical Assets (Level 1)

Certificate of Deposits	$1,000	$1,000
Total	$1,000	$1,000

	November 30, 2008	Fair Value Measurements At Reporting Date Using Quoted Prices in Active Markets for Identical Assets (Level 1)

Certificate of Deposits	$301,000	$301,000
Total	$301,000	$301,000

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008

NOTE 3 - INVENTORIES

Inventories consist of the following at November 30:

	2009	2008

Raw materials	$399,787	$509,090
Finished goods	224,219	292,687

	624,006	801,777
Reserve for obsolescence	(3,530)	(3,530)

Total inventories	$620,476	$798,247

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

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, refundable in part, and the balance of payment at the time of closing which was expected to be on December 15, 2008.  As of November 30, 2008, $95,000 of the $300,000 deposit was non-refundable to the buyer.  Due to unforeseen circumstances, at the request of the buyers, the Company and buyers amended the agreement on December 15, 2008.  Upon execution of the amendment, the entire $300,000 deposit paid by the buyer became non-refundable.  The amendment extended the buyer time to complete the purchase to November 30, 2010, with required additional payments over that period and provides for a purchase discount of 5% if completed on or before November 30, 2009.  As of November 30, 2009, the buyers did not complete the purchase.  The Company has received non-refundable payments from the buyers totaling $400,000 as of November 30, 2009 and received an additional $300,000 on December 10, 2009 for the installment payment which was originally due on November 30, 2009.

The Company is applying the deposits, first against its long-term receivable with the remainder being eventually recognized as other income.  As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received on its long-term receivable.  As of November 30, 2009, the Company has paid $106,496 under these arrangements from the deposits collected.  Based upon the aforementioned agreement, the Company has re-valued its allowance on the long-term account receivable to more accurately reflect the future collections anticipated, based on the future non-refundable portion of the deposits.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008

NOTE 4 - LONG-TERM ACCOUNT RECEIVABLE (Continued)

The long term account receivable and related allowance for doubtful accounts at November 30 is as follows:

Long-term account receivable	$451,270	$451,270
Deposits applied after expenses accrued	(293,504)	(90,500)
Allowance for doubtful long-term account	-	(226,270)
	$157,766	$134,500

Less: short term portion included in accounts receivable	(157,766)	-
Long-term account receivable, net	$-	$134,500

NOTE 5 - INTANGIBLE ASSETS

The Company does not amortize indefinite lived intangible assets, but test these assets for impairment annually or whenever indicators of impairments arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  The Company’s intangible assets with indefinite lives primarily consist of purchased formulas.  Generally, we have determined that our formulas have indefinite useful lives due to the following:

●	Formulas and trade secret applications are generally authorized by the US EPA subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;
●	Maintenance expenditures to obtain future cash flows are not significant;
●	The Triggrr formulation is not technologically dependent; and
●	The Company intends to use these assets indefinitely.

The Company combines all its indefinite lived formulas which mainly consist of Triggrr into a single unit of accounting.  The analysis encompasses future cash flows from sales of Triggrr product line. In conducting the annual impairment test in 2009, the Company determined that the estimated fair value of the formulas, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

NOTE 6 - LINE OF CREDIT

As of November 30, 2009 and 2008, the Company has a $500,000 line of credit with a bank, secured by all the Company’s assets.  As of November 30, 2009 and 2008, there were outstanding borrowings against the line in the amount of $120,000 and $0, respectively. Borrowings under the line of credit bear interest at the bank’s prime rate (which was 5.25% as of November 30, 2009 and 2008) plus 0.5%.  Interest is payable monthly.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following at November 30:

	2009	2008
Deposit - Mexico property	$-	$205,000
Accrued payroll	52,184	-
Accrued vacation	56,909	55,109
Auditing fees	20,076	21,936
Deferred Rent	78,499	77,595
Warranty	64,559	64,934
Sales commissions	135,952	57,813
Other	38,477	40,319

Total accrued expenses	$446,656	$522,706

NOTE 8 - LONG-TERM DEBT

Long-term debt consists of a production vehicle and the balance is as follows at November 30:

	2009	2008

Note payable to Ford Credit	$11,693	$18,220

Less: Current portion	7,719	8,038

Long-term portion	$3,974	$10,182

NOTE 9 - STOCK OPTIONS

During fiscal 2001, the Company established an employee stock option plan (“the 2001 Plan”) under which options to purchase an aggregate of 400,000 shares of the Company’s common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options.  Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant.  Options vest over varying terms designated by the 2001 Plan’s administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment.  There are 344,500 options granted under the 2001 plan of which 290,750 are fully vested as of November  30, 2009.

During fiscal 2008, the Company granted non-qualified stock options to acquire 5,000 shares each to  two members of the Board of Directors at $1.53 per share. The 10,000 options immediately vest upon grant and expire in April 2018. All of these options remain outstanding and exercisable at November 30, 2008.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008

NOTE 9 - STOCK OPTIONS (Continued)

During fiscal 2008, the Company granted stock options to acquire 137,500 shares at $1.53 per share to several employees, including the Company’s President.  The options vest over four years and a total of 83,750 options have vested as of November 30, 2009.  The future stock compensation expense on unvested options is $42,086.  Of the remaining 53,750 options, 41,875 vest in April 2010, and 11,875 vest in April 2011.

During fiscal 2009, the Company granted non-qualified stock options to acquire 12,500 shares to each of its two members of the Board of Directors at $0.47 per share. Of these 25,000 options, 10,000 immediately vest upon grant and expire in January 2019, and 15,000 quarterly and expire in January 2019.   All of these options remain outstanding and exercisable at November 30, 2009.

At November 30, 2009 and 2008, a total of 55,500 and 80,500 shares remain reserved and available for future stock option grants under the 2001 Plan.

A summary of the stock option activity under the 2001 Plan is as follows:

	Stock Options	Exercise Price Per Share	Weighted Average Price Per Share

Outstanding at November 30, 2007	172,000	$0.25	$0.25
Granted	147,500	1.53	1.53
Expired or canceled	-	-	-

Outstanding at November 30, 2008	319,500	$0.25 - 1.53	0.55
Granted	25,000	0.47	0.47
Expired or canceled	-	-	-

Outstanding at November 30, 2009	344,500	0.25 - 1.53	0.81

Weighted average remaining contractual life	5 years
Exercisable stock options at
November 30, 2009	290,750	$0.25 - 1.53	$0.58

Weighted average remaining contractual life	6 years

The weighted average fair value of options granted during 2009 and 2008 was $0.47 and $1.53, respectively. The weighted average fair value of options vested during 2009 and 2008 was $1.13 and $1.53, respectively. The fair value of unvested options at both November 30, 2009 and 2008 was $1.53. The aggregate intrinsic value of options outstanding at November 30, 2009 was approximately $38,000.

As of November 30, 2009, total unrecognized stock-based compensation costs related to nonvested stock options was $42,086, and the weighted-average period over which it is expected to be recognized is 0.7 years.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

In addition, the Company also leased certain of its property and equipment through capital leases, which have either expired or expire through 2012. Capitalized leases included in property and equipment amounted to approximately $139,000, before accumulated depreciation of $80,000, and $191,000, before accumulated depreciation of $81,000, as of November 30, 2009 and 2008, respectively.  Minimum future obligations under the operating and capital leases as of November 30, 2009 are as follows:

Year ending November 30,	Operating Leases	Capital Leases

2010	178,156	19,381
2011	183,501	19,814
2012	189,006	11,900
2013	194,676	--
2014	200,517	--
Thereafter	33,582	--

Total minimum lease payments	$979,438	$51,095

Less: Current Portion		$(19,381)

Long Term Portion		$31,714

Rent expense was $201,874 and $247,982 for the years ended November 30, 2009 and 2008, respectively.

NOTE 11 - INCOME TAXES

The (benefit) provision for income taxes consisted of the following as of November 30:

	2009	2008

Current provision:
Federal	$--	$--
State	1,600	1,600
	1,600	1,600
Deferred (benefit) expense:
Federal	(30,000)	123,425
State	--	12,000
	(30,000)	135,425

Total income tax (benefit) provision	$(28,400)	$137,025

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008

NOTE 11 - INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.  The tax effect of temporary differences consisted of the following as of November 30:

	2009	2008

Deferred tax assets
Net operating loss carryforwards	$421,200	$455,600
Other	83,700	218,200
Gross deferred tax assets	504,900	673,800
Less valuation allowance	(399,900)	(488,600)

Net deferred tax assets	$105,000	$185,200

Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  The valuation allowance decreased by $88,700 from 2008 and increased by $208,900 from 2007.

At November 30, 2009, the Company has a federal income tax net operating loss carryforward of approximately $1,183,000.  The federal net operating loss carry forwards begin expiring in 2010 and continue to expire through the year 2023.  At November 30, 2009 the Company has approximately $80,000 of California net operating loss carry forward that begins to expire in 2018.

During 2008, the State of California enacted legislation which limits the use of operating loss and tax credit carryforwards to offset income for 2008 and 2009.

Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

A reconciliation of the effective tax with the federal statutory rate is as follows as of November 30:

	2009	2008

Expected income tax expense (benefit) at 35% statutory rate	$47,300	$(14,600)
Change in valuation allowance	(88,700)	297,600
Nondeductible expenses	3,300	6,200
State income taxes	1,600	(3,700)
True up of tax basis in fixed assets		(151,700)
Other	8,100	3,225

Tax (benefit) expense	$(28,400)	$137,025