Form 10-Q
period 2010-02-28
WESTBRIDGE RESEARCH GROUP
filed 2010-04-14
CIK 750150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

(760) 599-8855
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The number of shares of issuer’s Common Stock, no par value, outstanding as of April 14, 2010 was 2,103,438.

Westbridge Research Group

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

PART I  -  FINANCIAL INFORMATION
ITEM 1  -  FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	FEBRUARY 28,		NOVEMBER 30,
	2010		2009
	(unaudited)		(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$752,750		$1,267,254
Short term investments	1,000		1,000
Trade accounts receivable, less allowance for doubtful accounts of $24,000 and $6,416 respectively	465,545		210,858
Inventories, net	833,901		620,476
Deferred tax asset	25,000		25,000
Prepaid expenses and other current assets	103,126		160,606

TOTAL CURRENT ASSETS	2,181,322		2,285,194

PROPERTY AND EQUIPMENT	1,225,251		1,175,148
Less accumulated depreciation	[642,715	]	[604,063	]

Net Property and Equipment	582,536		571,085

INTANGIBLE ASSET	151,600		151,600
DEFERRED TAX ASSET, net of current portion	80,000		80,000

TOTAL ASSETS	$2,995,458		$3,087,879

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)

	FEBRUARY 28,		NOVEMBER 30,
	2010		2009
	(unaudited)		(audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$172,050		$79,471
Accrued expenses	262,916		446,656
Line of credit	70,000		120,000
Current portion of capital leases	20,088		19,381
Current portion of long-term debt	7,794		7,719

TOTAL CURRENT LIABILITIES	532,848		673,227

Capital leases, net of current portion	26,419		31,714
Long-term debt, net of current portion	1,997		3,974

TOTAL LIABILITIES	561,264		708,915

SHAREHOLDERS' EQUITY
Preferred stock:
Authorized 5,000,000 shares
No shares issued and outstanding	--		--
Common stock, no par value:
Authorized 37,500,000 shares
Issued and outstanding 2,103,438 shares	8,479,854		8,479,854
Paid in capital	181,402		181,402
Accumulated deficit	[6,227,062	]	[6,282,292	]

TOTAL SHAREHOLDERS' EQUITY	2,434,194		2,378,964

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,995,458		$3,087,879

See accompanying notes to consolidated
 condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	FEBRUARY 28,		FEBRUARY 28,
	2010		2009

NET SALES	$786,662		$697,222

COST OF SALES	328,983		334,030

GROSS PROFIT	457,679		363,192

OPERATING EXPENSES
Research and development	56,532		41,106
Selling	234,010		36,756
General and administration	153,025		176,762

TOTAL OPERATING EXPENSES	443,567		254,624

Operating income	14,112		108,568

OTHER INCOME [EXPENSE]
Other income	45,858		6,750
Interest expense	[3,759	]	[263	]
Interest income	619		5,463

Income before income taxes	56,830		120,518

Provision for income taxes	1,600		1,600

Net income	$55,230		$118,918

Basic earnings per common share	$0.03		$0.06

Weighted average shares outstanding	2,103,438		2,103,438

Diluted earnings per common share	$0.03		$0.05

Weighted average shares and options outstanding	2,183,949		2,181,609

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED
	FEBRUARY 28,		FEBRUARY 28,
	2010		2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,230		$118,918
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	38,652		32,355
Stock compensation expense	--		4,601
Increase in allowance for doubtful accounts	17,584
Decrease in allowance for doubtful long-term account receivable	--		[205,000	]
Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable	[430,037	]	[402,131	]
Receipts of long-term account receivable	157,766		133,801
Increase in inventories	[213,425	]	[24,418	]
Decrease in prepaid expenses	57,480		14,047
Increase [decrease] in accounts payable	92,579		[48,636	]
Decrease in accrued liabilities	[183,740	]	[232,459	]

Net cash used in operating activities	[407,911	]	[608,922	]

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of short term investment	--		300,000
Purchase of property and equipment	[50,103	]	[172	]

Net cash [used in] provided by investing activities	[50,103	]	299,828

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on capital lease obligations	[4,588	]	[7,400	]
[Payments] Borrowings on line of credit	[50,000	]	100,000
Payments on long-term debt	[1,902	]	[2,010	]

Net cash [used in] provided by financing activities	[56,490	]	90,590

DECREASE IN CASH	[514,504	]	[218,504	]

CASH AT BEGINNING OF PERIOD	1,267,254		574,444

CASH AT END OF PERIOD	$752,750		$355,940

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,759		$263
Taxes	$1,600		$--

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2009 Annual Report on Form 10-K, filed March 15, 2010.  The results of operations for the quarter ended February 28, 2010, are not necessarily indicative of the operating results for the full year.

Fair Value Of Financial Instruments

The Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

·
Level 1, defined as observable inputs being quoted prices in active markets for identical assets (at February 28, 2010 and 2009, the Company’s $1,000 of short-term investments were valued using level 1 pricing inputs);

·
Level 2, defined as observable inputs including quoted prices for similar assets in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

·	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

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

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, refundable in part, and the balance of payment at the time of closing, which was expected to be on December 15, 2008.  As of November 30, 2008, $95,000 of the $300,000 deposit was non-refundable to the buyer.  Due to unforeseen circumstances, and at the request of the buyers, the Company and buyers amended the agreement on December 15, 2008.  Upon execution of the amendment, the entire $300,000 deposit paid by the buyer became non-refundable.  The amendment extended the buyer time to complete the purchase to November 30, 2010, with required additional payments over that period and provided for a purchase discount of 5% if completed on or before November 30, 2009.  As of November 30, 2009, the buyers did not complete the purchase.  The Company has received non-refundable payments from the buyers totaling $400,000 as of November 30, 2009 and received an additional $300,000 on December 10, 2009 for the installment payment which was originally due on November 30, 2009.

The Company is applying the deposits, first against its long-term receivable with the remainder, if any, recognized as other income.  As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received on its long-term receivable.  As of February 28, 2010, the Company has paid $254,353 under these arrangements from the deposits collected. Through February 28, 2010, the Company received all of the amounts owed under the original account receivable balance, and recorded approximately $46,000 of other income in conjunction with its receipt of the December 10, 2009 payment.

During the quarter ended February 28, 2010, the Company agreed to assign to the buyer its legal rights to the property in order to reduce the likelihood of third-party claims against the property.  In turn, the Company initiated a debt collection proceeding in Mexico which was granted in favor of the Company on January 29, 2010.  This judgement gives the Company recourse to place a lien on the property against the buyer if the buyer defaults on the remaining portion due, approximately $550,000, under the original agreement.

Inventories

Inventory, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.  The Company’s inventories increased as of the end of the quarter ended February 28, 2010 in preparation for the second quarter which is the Company’s busiest time of the year.

Inventories consist of the following at:

	February 28,		November 30,
	2010		2009

Raw materials	$486,711		$399,787
Finished goods	350,720		224,219
	837,431		624,006
Reserve for obsolescence	[3530	]	[3530	]
Total inventories	$833,901		$620,476

Certain of the Company’s raw materials are obtained from a limited number of suppliers.

Reclassifications

Certain financial statement amounts related to the prior quarter presentation have been reclassified in order to conform to the current quarter presentation.

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

Intangible Assets

The Company does not amortize indefinite lived intangible assets, but test these assets for impairment annually or whenever indicators of impairments arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  The Company’s intangible assets with indefinite lives primarily consist of purchased formulas.  Generally, the Company has determined that its formulas have indefinite useful lives due to the following:

•	Formulas and trade secret applications are generally authorized by the US EPA subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;
•	Maintenance expenditures to obtain future cash flows are not significant;
•	The Soil TRIGGRR® and Foliar TRIGGRR® formulations are not technologically dependent; and
•	The Company intends to use these assets indefinitely.

The Company combines all its indefinite lived formulas which mainly consist of Soil TRIGGRR® and Foliar TRIGGRR® into a single unit of accounting.  The analysis encompasses future cash flows from sales of Soil TRIGGRR® and Foliar TRIGGRR® product lines. In conducting the annual impairment test in 2009, the Company determined that the estimated fair value of the formulas, calculated using a discounted cash flow analysis, exceeded their carrying amounts. No changes have occurred since the impairment test that would require the Company to re-evaluate its formulas.

Revenue Recognition

The Company recognizes revenues from the sale of its products to customers at the time of shipping.  Products are shipped from our facility to our customers with FOB shipping point  terms at which time revenues are considered earned.  The Company will replace product which is considered “substandard”, however this occurs infrequently and the Company records a warranty accrual for these anticipated replacements.

Shipping and Handling Costs

The Company has historically classified income from freight charges to customers as “Agricultural product sales”.  The Company classifies shipping and handling costs in “Cost of sales”.  Such costs amounted to approximately $13,000 and approximately $13,800 for the three month periods ended February 28, 2010 and February 28, 2009, respectively.

Research and Development

It is the Company’s policy to expense research and development costs when incurred.

Advertising

Advertising expense is comprised of media, agency and promotion costs.  Advertising expenses are charged to expense as incurred.

Net Income Per Share

Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method.  The weighted average diluted shares outstanding for the periods ended February 28, 2010 and February 28, 2009 excludes the dilutive effect of approximately 172,500 and 172,500 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Period Ended
	February 28,	February 28,
	2010	2009

Numerator for earnings per common share	$55,230	$118,918

Denominator for basic earnings per common share	2,103,438	2,103,438

Effect of dilutive securities	80,511	78,171

Denominator for diluted earnings per common share	2,183,949	2,181,609

Net income per common share:
Basic	$0.03	$0.06

Diluted	$0.03	$0.05

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

The risk-free interest rate ranged from 1.9% to 3.2%, expected volatility ranged from 49% to 92% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be between five and six and one half years based on the average vesting period of options granted.  For the periods ended February 28, 2010 and 2009, the Company expensed $0 and $4,601 of stock option expense.

Income Taxes

The Company accounts for income taxes under FASB ACS 740-10, “Income Taxes.”  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

FASB ASC 740-10 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

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

Recent Accounting Pronouncements

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

Certain statements contained in this report that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.  When we use the words “anticipates”, “plans”, “expects”, “believes”, “should”, “could”, “may”, and similar expressions, we are identifying forward-looking statements. These risks and uncertainties include, but are not limited to, a slow-down in the domestic or international markets for the Company’s products; greater competition for customers from businesses who are larger and better capitalized; local, state, federal or international regulatory changes which adversely impact the Company’s ability to manufacture or sell its products, particularly its organic products; the reliance of the Company on limited sources of raw materials; an increase in the Company’s costs of raw materials. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” of our most recent Annual Report filed on Form 10-K.

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

We are a manufacturer and seller of environmentally compatible products for the agricultural industry.  Our products include, among others, both conventional and organic fertilizers and growth regulators.  During the past several years, the Company has placed an emphasis on the sale of agricultural inputs that meet the organic requirements as defined under the USDA’s National Organic Program.

Results of Operations:

Net sales for the three month period ended February 28, 2010 were $786,662, representing a 13% increase from the same period in the prior year.  This increase is primarily associated with an increase in sales to two of our distributors.

Cost of sales as a percentage of net sales decreased to 42% for the quarter ended February 28, 2010 as compared with 48% for the same period in the prior year.  This decrease is primarily due to more sales of the Company’s higher margin products during the quarter ended February 28, 2010 as compared with the same period in the prior year.

Research and development expenses for the three month period ended February 28, 2010 increased 38% to $56,532 compared with the same period in the prior year.  This increase is primarily due to increases in salaries and outside lab analysis costs.

Selling expenses for the three month period ended February 28, 2010 increased $197,254, or 537%, compared with the same period in the prior year. This increase is primarily due to an adjustment to the allowance for doubtful long-term account receivable in the amount of $205,000 in the prior year.  The Company reassessed the allowance account in light of the proceedings on the sale of the Mexico property discussed in the notes to the financial statements.  Based upon the aforementioned agreement, the Company re-valued its allowance on the long-term account receivable by $205,000 during the quarter ended February 28, 2009 to more accurately reflect collections on the long-term account receivable.  Selling expenses, without the aforementioned adjustment, would have been $241,756 for the quarter ended February 28, 2009.  Selling expenses would have decreased 3% or $7,746 for the quarter ended February 28, 2010 if the allowance adjustment had not been included.  This decrease is primarily due to reduced salaries and travel expenses associated with reduction in the sales staff.

General and administrative expenses for the three month period ended February 28, 2010 decreased $23,737 or 13%, when compared with the same period in the prior year.  This decrease is primarily due to decreased corporate legal expenses and reduced staff.

Net income for the quarter ended February 28, 2010 was $55,230 as compared with net income of $118,918, for the same period in the prior year.   As a result, basic earnings per share decreased to $.03 per share for the three months ended February 28, 2010 compared with $.06 per share for the three months ended February 28, 2009.  Net income as of February 28, 2010 decreased when compared to net income for the same period in the prior year.  This decrease is primarily due to the re-valuation of the allowance for doubtful long-term account receivable as noted within the Selling expenses.

Income taxes have not been provided for in the accompanying consolidated condensed statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income. The Company had over $1 million of federal net operating loss carryforwards at November 30, 2009, which it is currently utilizing to reduce its income tax exposure.  Management has provided for the annual minimum California Franchise Tax.  In addition, management has assessed the recoverable value of its current deferred tax asset at $105,000 as the Company has been able to achieve its budgeted targets and the Company expects to utilize these benefits over the next three years. The Company has limited its deferred tax asset to its expected rolling two year utilization rate taking into consideration its expected expansion of both sales and costs associated with increased production and sales force, or until utilized, whichever occurs first.

Liquidity and Capital Resources:

Working capital was $1,648,474 at February 28, 2010, an increase of $36,507, from $1,611,967 at November 30, 2009.  This increase is primarily due to cash collected from the proceedings on the sale of the Mexico property.

The Company has a $500,000 line of credit available to be drawn down if required, of which, $70,000 has been drawn through February 28, 2010.  This line of credit is secured by all the assets of the Company.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this item.

ITEM 4.	Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 28, 2010. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of February 28, 2010. During the three months ended February 28, 2010 and through the date of this report, the Company improved the internal control over financial reporting to address the material weaknesses identified in its Form 10-KSB and subsequent amendments filed for the year ended November 30, 2009 by obtaining the most recent documentation pertaining to the disclosure requirements and standards established to ensure proper reporting and disclosure requirements are met.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended February 28, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 1A	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, “Risk Factors” in our Annual Report on form 10-K for the fiscal year ended November 30, 2009, which could materially affect our business, financial condition or operating results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additionally risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

A.	EXHIBITS

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	REPORTS ON FORM 8-K
None.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTBRIDGE RESEARCH GROUP
(Registrant)

Dated: April 14, 2010                                                                           /s/ Christine Koenemann
Christine Koenemann, President
Principal Executive Officer
Principal Financial Officer