Form 10-Q
period 2010-05-31
WESTBRIDGE RESEARCH GROUP
filed 2010-07-13
CIK 750150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of issuer’s Common Stock, no par value, outstanding as of July 13, 2010 was 2,103,438.

Westbridge Research Group

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	MAY 31, 2010		NOVEMBER 30, 2009
	(unaudited)		(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,283,745		$1,267,254
Short term investments	1,000		1,000
Trade accounts receivable, less allowance for doubtful accounts of $24,000 and $6,416, respectively	1,084,714		210,858
Inventories, net	528,828		620,476
Deferred tax asset	25,000		25,000
Prepaid expenses and other current assets	140,519		160,606

TOTAL CURRENT ASSETS	3,063,806		2,285,194

PROPERTY AND EQUIPMENT, net	555,919		571,085
INTANGIBLE ASSET	151,600		151,600
DEFERRED TAX ASSET, net of current portion	80,000		80,000

TOTAL ASSETS	$3,851,325		$3,087,879

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$66,136		$79,471
Accrued expenses	519,498		446,656
Line of credit	95,000		120,000
Current portion of capital leases	20,466		19,381
Current portion of long-term debt	7,871		7,719

TOTAL CURRENT LIABILITIES	708,971		673,227

Capital leases, net of current portion	21,284		31,714
Long-term debt, net of current portion	-		3,974

TOTAL LIABILITIES	730,255		708,915

SHAREHOLDERS' EQUITY
Preferred stock:
Authorized 5,000,000 shares
No shares issued and outstanding	-		-
Common stock, no par value:
Authorized 37,500,000 shares
Issued and outstanding 2,103,438 shares	8,479,854		8,479,854

Paid in capital	214,143		181,402
Accumulated deficit	[5,572,927	]	[6,282,292	]

TOTAL SHAREHOLDERS' EQUITY	3,121,070		2,378,964

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,851,325		$3,087,879

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED MAY 31				SIX MONTHS ENDED MAY 31
	2010		2009		2010		2009

NET SALES	$2,188,149		$2,195,320		$2,974,811		$2,892,542

COST OF SALES	811,118		784,352		1,140,101		1,108,202

GROSS PROFIT	1,377,031		1,410,968		1,834,710		1,784,340

OPERATING EXPENSES
Research and development	63,180		62,180		119,712		103,286
Selling	439,482		391,609		673,492		428,365
General and administration	201,399		203,610		354,424		390,552
TOTAL OPERATING EXPENSES	704,061		657,399		1,147,628		922,203

Operating income	672,970		753,569		687,082		862,137

OTHER INCOME (EXPENSE)
Interest expense	[3,290	]	[2,136	]	[7,049	]	[2,399	]
Interest income	-		469		619		5,932
Other income	34,455		-		80,313		6,750

Income before income taxes	704,135		751,902		760,965		872,420

Provision for income taxes	[50,000	]	[50,000	]	[51,600	]	[51,600	]

Net income	$654,135		$701,902		$709,365		$820,820

Basic earnings per common share	$0.31		$0.33		$0.34		$0.39

Basic weighted average shares outstanding	2,103,438		2,103,438		2,103,438		2,103,438

Diluted earnings per common share	$0.29		$0.32		$0.32		$0.38

Diluted weighted average shares outstanding	2,232,846		2,183,949		2,232,846		2,183,949

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	MAY 31, 2010		MAY 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$709,365		$820,820

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,786		68,862
Stock compensation expense	32,741		38,614
Increase in allowance for doubtful accounts	17,584		-
Decrease in allowance for doubtful long-term account receivable	-		[226,270	]

Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable	[1,049,206	]	[930,069	]
Receipts of long-term account receivable	157,766		161,294
Decrease in inventories	91,648		66,350
Decrease in prepaid expenses	20,087		60,692
[Decrease] increase in accounts payable	[13,335	]	119,038
Increase [decrease] in accrued liabilities	72,842		[120,037	]

Net cash provided by operating activities	113,278		59,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from short term investment	-		300,000
Purchase of property and equipment	[58,620	]	[1,711	]

Net cash [used in] provided by investing activities	[58,620	]	298,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	[9,345	]	[14,157	]
Net [payment] advances from line of credit	[25,000	]	100,000
Payments on long-term debt	[3,822	]	[4,019	]

Net cash [used in] provided by financing activities	[38,167	]	81,824

INCREASE IN CASH AND CASH EQUIVALENTS	16,491		439,407

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,267,254		574,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,283,745		$1,013,851

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,049		$2,399
Taxes	$1,600		$1,600

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company, Basis of Presentation and Summary of Significant Accounting Policies

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2009 Annual Report on Form 10-K, filed March 15, 2010.  The results of operations for the quarter ended May 31, 2010, are not necessarily indicative of the operating results for the full year.

Revenue Recognition

The Company recognizes revenues from the sale of its products to customers at the time of shipping.  Products are shipped from the Company’s facility to our customers with FOB shipping point terms at which time revenues are considered earned.  The Company will replace product which is considered “substandard”, however this occurs infrequently and the Company records a warranty accrual for these anticipated replacements.

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

Shipping and Handling Costs

The Company has historically classified income from freight charges to customers in “Net Sales”.  The Company classifies shipping and handling costs in “Cost of sales”.

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

Concentrations

A majority of the Company’s domestic sales are concentrated in Washington, California, Arizona and Texas.  The majority of the Company’s foreign sales are concentrated in Peru and South Korea.  For the quarter ended May 31, 2010 two customers represented 47% of accounts receivable. The Company has three large customers whose combined purchases amounted to 35% of the Company’s net sales for the six months ended May 31, 2010 and 2009.  For the quarter ended May 31, 2009 two customers represented 38% of accounts receivable.  Total international sales represent 15% of total sales for the six months ended May 31, 2010 and 14% of total sales for the same period in 2009. The Company has no assets located in foreign countries.

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

Net Income Per Share

Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method.  The weighted average diluted shares outstanding for the periods ended May 31, 2010 and 2009 excludes the dilutive effect of approximately 192,500 and 147,500 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Three Months Ended May 31, 2010 and 2009		Six Months Ended May 31, 2010 and 2009

Net income	$654,135	$701,902	$709,365	$820,820

Denominator for basic earnings per common share	2,103,438	2,103,438	2,103,438	2,103,438

Effect of dilutive securities	129,408	80,511	129,408	80,511

Denominator for diluted earnings per common share	2,232,846	2,183,949	2,232,846	2,183,949

Net income per common share:
Basic	$0.31	$0.33	$0.34	$0.39
Diluted	$0.29	$0.32	$0.32	$0.38

Income Taxes

The Company accounts for income taxes under the asset and liability approach.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.   The Company also makes a determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

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

Intangible Assets

The Company does not amortize indefinite lived intangible assets, but test these assets for impairment annually or whenever indicators of impairments arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  The Company’s intangible assets with indefinite lives primarily consist of purchased formulas.  Generally, the Company has determined that its formulas have indefinite useful lives due to the following:

●	Formulas and trade secret applications are generally authorized by the US EPA subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;
●	Maintenance expenditures to obtain future cash flows are not significant;
●	The Soil TRIGGRR® and Foliar TRIGGRR® formulations are not technologically dependent; and
●	The Company intends to use these assets indefinitely.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect a material impact on its consolidated condensed financial statements upon the adoption of the new accounting standard.

In January 2010, the FASB issued guidance that requires additional disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for these transfers. In addition, the guidance requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in Level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years. The Company adopted the guidance for new disclosures for fair value measurements and clarification for existing disclosure requirements on February 28, 2010 and there was no impact on the Company's condensed consolidated financial statements. The Company does not expect any impact on our consolidated condensed financial statements upon effectiveness of the new standard for Level 3 activity.

Additionally, there are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

Mexico Property

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

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, refundable in part, and the balance of payment at the time of closing, which was expected to be on December 15, 2008.  At November 30, 2008, $95,000 of the $300,000 deposit became non-refundable to the buyer.  Due to unforeseen circumstances, and at the request of the buyers, the Company and buyers amended the agreement on December 15, 2008.  Upon execution of the amendment, the entire $300,000 deposit paid by the buyer became non-refundable.  The amendment extended the buyer’s window to complete the purchase to November 30, 2010, with required additional payments over that period and provided for a purchase discount of 5% if completed early on or before November 30, 2009.  As of November 30, 2009, the buyers did not complete the purchase.  The Company has received non-refundable payments from the buyers totaling $750,000 including $50,000 received on May 28, 2010 of the $100,000 installment which was due by May 31, 2010.  The Company granted an extension to July 15, 2010 for the remaining $50,000 installment payment.

The Company applied the deposits, first against its long-term receivable with the remainder recognized as other income.  As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received on its agreement.  As of May 31, 2010, the Company has paid $202,872 and accrued $15,545 under these arrangements from the deposits collected. Through May 31, 2010, the Company has recorded approximately $80,000 of other income in conjunction with the installment payments received.

During the quarter ended February 28, 2010, the Company agreed to assign to the buyer its legal rights to the property in order to reduce the likelihood of third-party claims against the property.  In turn, the Company initiated a debt collection proceeding in Mexico which was granted in favor of the Company on January 29, 2010.  This judgment gives the Company recourse to place a lien on the property against the buyer if the buyer defaults on the remaining portion due, approximately $500,000, under the original agreement.

Inventories

Inventories, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.  The Company’s inventories decreased as of the end of the quarter ended May 31, 2010 as the second quarter is the Company’s busiest time of the year and inventories are depleted.  Inventories consist of the following at:

	May 31, 2010	November 30, 2009

Raw materials	$281,853	$399,787
Finished goods	250,505	224,219
	532,358	624,006
Reserve for obsolescence	(3,530)	(3,530)
Total inventories	$528,828	$620,476

Certain of the Company’s raw materials are obtained from a limited number of suppliers.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years.   Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment. Office furniture and fixtures is depreciated over a five-year period and vehicles are depreciated over a three-year period.  Leasehold improvements are amortized over the life of the lease and included in depreciation expense.  Capital leases are amortized using the straight-line method over the estimated useful life or the remaining term of the related lease, whichever is less.  Property and equipment consists of the following at:
	May 31, 2010		November 30, 2009

Machinery & equipment	$685,516		$631,214
Furniture & fixtures	124,070		119,906
Vehicles	55,442		55,442
Leasehold improvements	368,740		368,586

Total Property and Equipment	1,233,768		1,175,148
Less accumulated depreciation and amortization	[677,849	]	[604,063	]

Property and Equipment, net	$555,919		$571,085

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

As there is no public market for its common stock, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

During the quarter ended May 31, 2010, the Company granted 45,000 options to non-employee directors and certain employees. No options were granted for the same quarter in 2009, however, during the quarter ended February 29, 2009, the Company granted 25,000 options to its directors. Assumptions for the option grants utilized a risk-free interest rates ranging from 1.9% to 3.2%, expected volatility which ranged from 49% to 92% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be between five and six and one half years based on the average vesting period of options granted.  For the three and six month periods ended May 31, 2010 and 2009, the Company expensed approximately $33,000 and $33,000, and $34,000 and $39,000, respectively, of stock option expense.

Commitments

The Company's principal executive office is located at 1260 Avenida Chelsea, Vista, California, 92081.  This facility consists of 19,504 square feet and is used for offices, a laboratory and the production and storage of agricultural products and materials.  The Company leases these facilities under a lease that expires in January 2015 through its wholly owned subsidiary, Westbridge Agricultural Products (WAP).  Rent is being expensed on a straight-line basis over the term of the lease.  The lease commenced on January 1, 2007 and has a term of eight (8) years. WAP has an option to extend the term for an additional three (3) years at the fair market rate at the time of extension. The rent under the lease for the initial year is approximately $13,650 per month, with increases by three percent (3%) each year. WAP must also pay certain other customary expenses under the lease.

The Company also entered into a month-to-month lease for a storage unit with 3,883 square feet of storage space on October 30, 2008.  Monthly base rent is $2,000 and the lease commenced on December 1, 2008.

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

Results of Operations:

Net sales for the three month period ended May 31, 2010 were $2,188,149, representing a 0% increase from the same period in the prior year.  For the six month period ended May 31, 2010, sales were $2,974,811 which represents an increase of 3%, or $82,269, from the prior year’s sales of $2,892,542. The six month increase is primarily due to growth from existing customers.

Cost of sales as a percentage of net sales increased to 37% for the quarter ended May 31, 2010 as compared with 36% for the same period in the prior year.  For the six month period ended May 31, 2010, cost of sales as a percentage of net sales remained the same at 38% when compared to the same period in the prior year.  The three month increase is primarily due to increased labor and quality control costs.

Research and development expenses for the three and six month periods ended May 31, 2010 increased 2%, or $1,000, and 16%, or $16,427, respectively, compared with the same periods in the prior year.  These increases are primarily due to increased outside lab analysis expenses relating to the testing of new products.

Selling expenses for the three and six month periods ended May 31, 2010 increased 12%, or $47,873, to $439,482 and increased 57%, or $245,127, to $673,492, respectively compared with the same periods in the prior year. These increases are primarily due to adjustments in 2009 to the allowance for doubtful long-term account receivable in the amount of $226,270.  The Company reassessed the allowance account in light of the proceedings on the sale of the Mexico property.  In 2007, the Company obtained the right to take title to land in Mexico to collect against an account receivable from a foreign distributor.  In 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, and the balance of payment payable over time.  Based upon the aforementioned agreement, the Company has re-valued its allowance on the long-term account receivable by $205,000 during the quarter ended February 28, 2009 and an additional $21,270 during the quarter ended May 31, 2009 to more accurately reflect collections on the long-term account receivable.  Selling expenses, without the aforementioned adjustment, for the three and six month period ended May 31, 2010, increased approximately 6%, or $26,603, and 3%, or $18,857, compared with the same periods in the prior year.  These increases are primarily due to increased commission expense related to the product sales mix of higher margin products for one independent contractor and an increase in advertising and marketing expenses.

General and administrative expenses for the three and six month periods ended May 31, 2010 decreased $2,211 or 1% and $36,128 or 9%, respectively, when compared with the same periods in the prior year.  These decreases are due to cost cutting measures by management in late 2009.

Net income for the quarter ended May 31, 2010 was $654,135 as compared with net income of $701,902, for the same period in the prior year.  Net income for the six month period ended May 31, 2010 was $709,365 as compared with net income of $820,820 in the prior year.  As a result, basic earnings per share decreased to $0.34 for the six months ended May 31, 2010 compared with $0.39 per share for the six months ended May 31, 2009.

Federal income taxes have not been provided for in the accompanying consolidated condensed statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income. The Company had over $1 million of federal net operating loss carryforwards at November 30, 2009, which it is currently utilizing as offsets against current earnings to reduce or eliminate it’s income taxes.  Management has provided for California state income taxes.  In addition, management has assessed the recoverable value of its current deferred tax asset at $105,000 as the Company has been able to achieve its budgeted targets and the Company expects to utilize these benefits over the next three years. The Company has limited its deferred tax asset to its expected rolling two year utilization rate taking into consideration its expected expansion of both sales and costs associated with increased production and sales force, or until utilized, whichever occurs first.

Liquidity and Capital Resources:

Working capital was $2,354,835 at May 31, 2010, an increase of $742,868, from $1,611,967 at November 30, 2009.  This increase is primarily due to increased trade receivables as the second quarter is consistently the Company’s busiest time of the year.

The Company has a $500,000 line of credit available to be drawn down if required, of which, $95,000 has been drawn through May 31, 2010.  This line of credit is secured by all the assets of the Company.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this item.

ITEM 4.    Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 31, 2010, the end of the quarterly fiscal period covered by this quarterly report. Based on this evaluation, the Company's principal executive and principal financial officer concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended May 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

WESTBRIDGE RESEARCH GROUP (Registrant)

Dated: July 13, 2010	By:	/s/ Christine Koenemann
Christine Koenemann, President Principal Executive Officer Principal Financial Officer