Form 10-Q
period 2010-08-31
WESTBRIDGE RESEARCH GROUP
filed 2010-10-13
CIK 750150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________  to  _________

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

The number of shares of issuer’s Common Stock, no par value, outstanding as of October 13, 2010 was 2,103,438.

Westbridge Research Group

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

PART I  -  FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	AUGUST 31,	NOVEMBER 30,
	2010	2009
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,007,884	$1,267,254
Short term investments	1,000	1,000
Trade accounts receivable, less allowance for doubtful accounts of $3,000 and $6,416, respectively	190,475	210,858
Inventories	564,451	620,476
Deferred tax asset	25,000	25,000
Prepaid expenses and other current assets	156,046	160,606

TOTAL CURRENT ASSETS	2,944,856	2,285,194

PROPERTY AND EQUIPMENT, net	528,855	571,085
INTANGIBLE ASSET	151,600	151,600
DEFERRED TAX ASSET, net of current portion	80,000	80,000

TOTAL ASSETS	$3,705,311	$3,087,879

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARYC
ONSOLIDATED CONDENSED BALANCE SHEETS
(continued)

	AUGUST 31,		NOVEMBER 30,
	2010		2009
	(unaudited)		(audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$101,561		$79,471
Accrued expenses	491,000		446,656
Line of credit	–		120,000
Current portion of capital leases	20,140		19,381
Current portion of long-term debt	5,932		7,719

TOTAL CURRENT LIABILITIES	618,633		673,227

Capital leases, net of current portion	16,683		31,714
Long-term debt, net of current portion	–		3,974

TOTAL LIABILITIES	635,316		708,915

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock:
Authorized 5,000,000 shares No shares issued and outstanding	–		–
Common stock, no par value:
Authorized 37,500,000 shares Issued and outstanding 2,103,438 shares	8,479,854		8,479,854
Paid in capital	222,698		181,402
Accumulated deficit	[5,632,557	]	[6,282,292	]

TOTAL SHAREHOLDERS' EQUITY	3,069,995		2,378,964

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$3,705,311		$3,087,879

See accompanying notes to consolidated
 condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS						NINE MONTHS
	ENDED AUGUST 31						ENDED AUGUST 31
	2010			2009			2010		2009

NET SALES		$914,852			$693,192		$3,889,663		$3,585,734

COST OF SALES		453,977			447,662		1,594,078		1,576,263

GROSS PROFIT		460,875			245,530		2,295,585		2,009,471

OPERATING EXPENSES
Research and development		68,044			57,769		187,756		161,055
Selling		284,551			268,554		958,043		696,919
General and administrative		216,200			176,548		570,624		546,701
TOTAL OPERATING EXPENSES		568,795			502,871		1,716,423		1,404,675

Operating [loss] income		[107,920	]		[257,341	]	579,162		604,796

OTHER INCOME (EXPENSE)
Interest expense		[2,560	]		[1,240	]	[9,609	]	[3,639	]
Interest income		976			997		1,595		6,929
Other income		34,875			--		115,187		6,750

[Loss] income before income taxes		[74,629	]		[257,584	]	686,335		614,836

[Benefit] Provision for income taxes		[15,000	]		[23,000	]	36,600		28,600

Net [loss] income	$	[59,629	]	$	[234,584	]	$649,735		$586,236

Basic earnings per common share	$	[0.03	]	$	[0.11	]	$0.31		$0.28

Basic weighted average shares outstanding		2,103,438			2,103,438		2,103,438		2,103,438

Diluted earnings per common share	$	N/A		$	N/A		$0.29		$0.27

Diluted weighted average shares outstanding		N/A			N/A		2,232,846		2,183,949

See accompanying notes to consolidated
condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (unaudited)

	NINE MONTHS ENDED
	AUGUST 31,		AUGUST 31,
	2010		2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$649,735		$586,236

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	107,161		92,281
Stock compensation expense	41,296		38,614
Decrease in allowance for doubtful accounts	[3,416	]	--
Decrease in allowance for doubtful long-term account receivable	--		[226,270	]

Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable	[133,967	]	[125,241	]
Receipts of long-term account receivable	157,766		203,004
Decrease in inventories	56,025		121,954
Decrease in prepaid expenses	4,560		87,831
Increase [decrease] in accounts payable	22,090		[101,118	]
Increase [decrease] in accrued liabilities	44,344		[97,819	]

Net cash provided by operating activities	945,594		579,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from short term investment	--		300,000
Purchase of property and equipment	[64,931	]	[74,144	]

Net cash [used in] provided by investing activities	[64,931	]	225,856

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	[14,272	]	[21,270	]
Net [payments] advances from line of credit	[120,000	]	120,000
Payments on long-term debt	[5,761	]	[6,028	]

Net cash [used in] provided by financing activities	[140,033	]	92,702

INCREASE IN CASH AND CASH EQUIVALENTS	740,630		898,030

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,267,254		574,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,007,884		$1,472,474

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,609		$3,639
Taxes	$1,600		$1,600

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2009 Annual Report on Form 10-K, filed March 15, 2010.  The results of operations for the quarter ended August 31, 2010, are not necessarily indicative of the operating results for the full year.

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

Seasonality

Agricultural product sales are typically seasonal in nature with heavier sales in the spring months.  The Company is seeking to temper the seasonality of its agronomic sales by marketing its products in Latin American countries which typically produces sales in December, January and February of each year.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. The Company applies the following hierarchy in determining fair value:

•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•
Level 2, defined as observable inputs including quoted prices for similar assets in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

Concentrations

A majority of the Company’s domestic sales are concentrated in Washington, California and Minnesota.  The majority of the Company’s foreign sales are concentrated in Peru and South Korea.  For the quarter ended August 31, 2010, three customers represented 49% of accounts receivable and for the quarter ended August 31, 2009, three customers represented 61% of accounts receivable.  The Company has three large customers whose combined purchases amounted to 36% and 37% of the Company’s net sales for the nine months ended August 31, 2010 and 2009, respectively.  Total international sales represent 13% of total sales for the nine months ended August 31, 2010 and 2009. The Company has no assets located in foreign countries.

Research and Development

It is the Company’s policy to expense research and development costs when incurred.

Advertising

Advertising expense is comprised of media, agency and promotion costs.  Advertising expenses are charged to expense as incurred.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain financial statement amounts related to the prior quarter presentation have been reclassified in order to conform to the current quarter presentation.

Net Income Per Share

Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method.  The weighted average diluted shares outstanding for the periods ended August 31, 2010 and 2009 excludes the dilutive effect of approximately 192,500 and 147,500 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Three Months Ended						Nine Months Ended
	August 31, 2010 and 2009						August 31, 2010 and 2009
Net [loss] income	$	[59,629	]	$	[234,584	]	$649,735	$586,236

Denominator for basic earnings per common share		2,103,438			2,103,438		2,103,438	2,103,438

Effect of dilutive securities		N/A			N/A		129,408	80,511

Denominator for diluted earnings per common share		N/A			N/A		2,232,846	2,183,949

Net [loss] income per common share:
Basic	$	[0.03	]	$	[0.11	]	$0.31	$0.28
Diluted	$	N/A		$	N/A		$0.29	$0.27

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.  As of August 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 – MEXICO PROPERTY

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

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, refundable in part, and the balance of payment at the time of closing, which was expected to be on December 15, 2008.  At November 30, 2008, $95,000 of the $300,000 deposit became non-refundable to the buyer.  Due to unforeseen circumstances, and at the request of the buyer, the Company and buyer amended the agreement on December 15, 2008.  Upon execution of the amendment, the entire $300,000 deposit paid by the buyer became non-refundable.  The amendment extended the buyer’s window to complete the purchase to November 30, 2010, with required additional payments over that period and provided for a purchase discount of 5% if completed early, on or before November 30, 2009.  As of November 30, 2009, the buyers did not complete the early purchase.  To date, the Company has received non-refundable payments from the buyer totaling $800,000.

In December 2009, the Company agreed to assign to the buyer its legal rights to the property in order to reduce the likelihood of third-party claims against the property.  In turn, the Company initiated a debt collection proceeding in Mexico which was granted in favor of the Company on January 29, 2010.  This judgment gives the Company recourse to place a lien on the property against the buyer if the buyer defaults on the remaining portion due, approximately $450,000, under the original agreement.

The Company applied the deposits, first against its long-term receivable with the remainder recognized as other income.  As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received on its agreement.  As of August 31, 2010, the Company has paid $226,502 and accrued $8,125 under these arrangements from the deposits collected. Through August 31, 2010, the Company has recorded approximately $114,000 of other income in conjunction with the installment payments received.  Any further net proceeds received under this agreement will be reflected in other income.

NOTE 3 – INVENTORIES

Inventories, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.  The Company’s inventories decreased as of the quarter ended August 31, 2010 as the Company is in its slower time of the year and tries to keep inventory at a minimum.  Inventories consist of the following at:

	August 31,	November 30,
	2010	2009

Raw materials	$269,981	$399,787
Finished goods	294,470	220,689
Total inventories	$564,451	$620,476

Certain of the Company’s raw materials are obtained from a limited number of suppliers.

NOTE 4 – PROPERTY AND EQUIPMENT

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

	August 31,		November 30,
	2010		2009
Machinery & equipment	$690,513		$631,214
Furniture & fixtures	125,384		119,906
Vehicles	55,442		55,442
Leasehold improvements	368,740		368,586

Total Property and Equipment	1,240,079		1,175,148
Less accumulated depreciation and amortization	[711,224	]	[604,063	]

Property and Equipment, net	$528,855		$571,085

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following at:

	August 31,	November 30,
	2010	2009

Sales commissions	$236,385	$135,952
Deferred rent	76,385	78,499
Warranty	63,970	64,559
Accrued vacation	56,909	56,909
Accrued state income tax	35,000	–
Accrued payroll	–	52,184
Other	22,351	58,553

Total accrued expenses	$491,000	$446,656

NOTE 6 – STOCK BASED COMPENSATION

For stock options issued under the Company’s stock-based compensation plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

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

In March, 2010, the Company granted options to acquire up to 45,000 shares of the Company’s common stock to non-employee directors and certain employees. In January, 2009, the Company granted options to acquire up to 25,000 shares to its directors. Assumptions for the option grants utilized a risk-free interest rates ranging from 1.9% to 3.2%, expected volatility which ranged from 49% to 92% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be between five and six and one half years based on the average vesting period of options granted.  For the three and nine month periods ended August 31, 2010 and 2009, the Company expensed approximately $9,000 and $0, and $41,000 and $39,000, respectively, of stock option expense.

NOTE 7 – COMMITMENTS

The Company's principal executive office is located at 1260 Avenida Chelsea, Vista, California, 92081.  This facility consists of 19,504 square feet and is used for offices, a laboratory and the production and storage of agricultural products and materials.  The Company leases these facilities under a lease that expires in January 2015 through its wholly owned subsidiary, Westbridge Agricultural Products (WAP).  Rent is being expensed on a straight-line basis over the term of the lease.  The initial lease commenced on January 1, 2007 and has a term of eight years. In August, 2010, WAP negotiated an option to extend the term for an additional three years to January 31, 2018 with the option of an additional three year extension through January 31, 2021.  The new agreement allows for a $1,000 per month rent decrease beginning September 1, 2010 through the end of the initial lease, January 31, 2015.  The monthly rent for the option period will be established at fair market value by November 1, 2014.  The rent under the lease for the initial year is approximately $13,650 per month, with three percent increases each year. WAP must also pay certain other customary expenses under the lease.

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

Results of Operations:

Net sales for the three month period ended August 31, 2010 were $914,852, representing a 32%, or $221,660, increase from the same period in the prior year.  For the nine month period ended August 31, 2010, sales were $3,889,663 which represents an increase of 8%, or $303,929, from the prior year’s sales of $3,585,734. The three and nine month increases are primarily due to growth from existing customers.

Cost of sales as a percentage of net sales decreased to 50% for the quarter ended August 31, 2010 as compared with 65% for the same period in the prior year.  For the nine month period ended August 31, 2010, cost of sales as a percentage of net sales decreased to 41% from 44% when compared to the same period in the prior year.  The three month decrease is primarily due to sales of the Company’s higher margin products.

Research and development expenses for the three and nine month periods ended August 31, 2010 increased 18%, or $10,275, and 17%, or $26,701, respectively, compared with the same periods in the prior year.  These increases are primarily due to increased outside lab analysis expenses relating to the testing of new products and travel related expenses.

Selling expenses for the three month period ended August 31, 2010 increased 6%, or $15,997 compared with the same period in the prior year.  This increase is primarily due to commission expense related to the increase in sales.  Selling expenses for the nine month period ended August 31, 2010 increased 37%, or $261,124, to $958,043, compared with the same period in the prior year.  The nine month increase is primarily due to adjustments in 2009 to the allowance for doubtful long-term account receivable in the amount of $226,270.  The Company reassessed the allowance account in light of the proceedings on the sale of the Mexico property and determined it was likely to collect the receivable.  In 2007, the Company obtained the right to take title to land in Mexico to collect against an account receivable from a foreign distributor.  In 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, and the balance of payment payable over time.  Based upon the aforementioned agreement, the Company reduced its allowance on the long-term account receivable by $226,270 during the year ended November 30, 2009 to more accurately reflect expected collections on the long-term account receivable.  Selling expenses, without the aforementioned adjustment, for the nine month period ended August 31, 2010, increased approximately 4%, or $34,854 compared with the same period in the prior year.  These increases are primarily due to increased commission expense related to the product sales mix of higher margin products for one independent contractor and an increase in advertising and marketing expenses.

General and administrative expenses for the three and nine month periods ended August 31, 2010 increased $39,652 or 22% and $23,923 or 4%, respectively, when compared with the same periods in the prior year.  These increases are primarily related to the addition of a business consultant.

Other income for the three and nine month periods ended August 31, 2010 increased by $34,875 and $108,437, respectively, compared to the same periods in the prior year.  These increases primarily represent the net proceeds of installment payments from the sale of the Mexico property as discussed in Note 2 to the financial statements.

Net loss for the quarter ended August 31, 2010 was $59,629 as compared with net loss of $234,584, for the same period in the prior year.  Net income for the nine month period ended August 31, 2010 was $649,735 as compared with net income of $586,236 in the prior year.  As a result, basic earnings per share increased to $0.31 for the nine months ended August 31, 2010 compared with $0.28 per share for the nine months ended August 31, 2009.

Federal income taxes have not been provided for in the accompanying consolidated condensed statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income. The Company had over $1 million of federal net operating loss carryforwards at November 30, 2009, which it is currently utilizing as offsets against current earnings to reduce or eliminate it’s income taxes.  Management has provided for California state income taxes.  In addition, management has assessed the recoverable value of its deferred tax assets at $105,000 as the Company has been able to achieve its budgeted targets and the Company expects to utilize these benefits over the next three years. The Company has limited its deferred tax asset to its expected rolling two year utilization rate taking into consideration its expected expansion of both sales and costs associated with increased production and sales force, or until utilized, whichever occurs first.

Liquidity and Capital Resources:

Working capital was $2,326,223 at August 31, 2010, an increase of $714,256, from $1,611,967 at November 30, 2009.  This increase is primarily due to increased cash from collections of sales in the second quarter which is consistently the Company’s busiest time of the year.

The Company has a $500,000 line of credit available to be drawn down if required, of which, $0 has been drawn as of August 31, 2010.  This line of credit is secured by all the assets of the Company.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this item.

ITEM 4.          Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2010, the end of the quarterly fiscal period covered by this quarterly report. Based on this evaluation, the Company's principal executive and principal financial officer concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended August 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None

ITEM 4.	OTHER INFORMATION None

ITEM 5.	EXHIBITS

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

WESTBRIDGE RESEARCH GROUP
(Registrant)

Dated: October 13, 2010	/s/ Christine Koenemann
Christine Koenemann, President
Principal Executive Officer
Principal Financial Officer