Form 10-K
period 2010-11-30
WESTBRIDGE RESEARCH GROUP
filed 2011-02-28
CIK 750150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.   Yes [  ]  No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes [  ]  No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every International Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of  this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy  or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $987,000.

At February 28, 2011, there were outstanding 2,148,238 shares of the registrant’s common stock.

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

PART I

ITEM 1.  BUSINESS

OVERVIEW

Westbridge Research Group was incorporated in California in 1982.  From inception, Westbridge Research Group and its wholly-owned subsidiary, Westbridge Agricultural Products (hereinafter referred to collectively as “Westbridge,” the “Company,” “we,” “our,” “us,” and “our company” ) have been engaged in the development, manufacture and marketing of environmentally compatible products for the agriculture industry.  Those products are divided between conventional (non-organic) and organic.  The Company also produces a line of products that are used in industrial bioremediation.   During the past several years, the Company has placed an emphasis on the sale of agricultural inputs that meet the organic requirements as defined under the United States Department of Agriculture (“USDA”) National Organic Program (“NOP”).  The Company’s products are sold principally in the western region of the United States, but it has international sales as well, mostly in Peru and South Korea.  The Company sells its products through its own sales organization and through dealers and distributors.  Depending on the product, the Company’s products are effective on vines and tree crops, berries and vegetables.

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

Other Company products in the organic product line include a liquid garlic-based insect repellant for use on most plants and non-ionic type spreaders, adjuvants, which  provide quick wetting, more uniform distribution, and increase retention of pesticide sprays by reducing surface tension of the spray droplets.  These products meet current USDA NOP guidelines for organic food and fiber production.

The Company markets multiple products as a core program, and also markets its adjuvants line as synergists with other competing biological pesticide products to achieve better efficacy.

Bioremediation Products

Although these products do not constitute a large portion of the Company’s sales, Westbridge also manufactures and sells environmental products, H4-502 and Sewage Treatment (ST-12), which are organic products formulated to control ammonia, alcohol and hydrogen sulfide odors. Bioremediation Nutrient Blends (the BNB product line) are bionutrient products that enhance compost maturity as well as accelerate the remediation of petroleum hydrocarbon contaminated sites.  TRIGGRR® Cellulose Digester is designed to accelerate breakdown of stubble in low- or no-till farming operations. Customers who would be interested in this product line include composters and waste-water treatment facilities.

DISTRIBUTION METHODS

In addition to an  in-house sales force, the Company uses a key regional and national distributors and dealers for reaching the U.S. market.  Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries.  The Company has four large customers whose combined purchases amounted to 43% of the Company’s agricultural product sales in 2010.  Sales to these customers amounted to 45% in 2009.

NEW PRODUCTS

The Company has no new products that are available for the marketplace.  The Company is actively engaged in research and development activity for new products and is also investigating opportunities to either purchase or seek distribution rights of new products from third parties.

PRODUCT DEVELOPMENT AND RESEARCH AND DEVELOPMENT

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

Research and development expenses for fiscal years 2010 and 2009, respectively, were $281,324 and $238,338.

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

MATERIALS AND SUPPLIERS

The Company purchases the raw materials for its products from a number of suppliers, both domestic and international. A number of the Company’s employees devote substantial time to dealing with the purchase of materials and evaluating potential new suppliers. The Company has endeavored to diversify suppliers for many years, however there are a limited number of suppliers for certain raw materials used by the Company in its products.

MAJOR CUSTOMERS

Over the past three years, a majority of the Company’s sales, based on dollars sold, are to 15 companies.  Most of these same companies have remained key customers for the past several years.

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

In addition to the foregoing requirements, the Company's agricultural products must often be approved by state authorities before distribution in a state.  In some cases, this necessitates having to conduct field tests in the particular state to accumulate the necessary efficacy for registration.  Soil TRIGGRR® and Foliar TRIGGRR® have been federally registered with the US Environmental Protection Agency (EPA).  In addition, the Company has registered its products with certain appropriate state agencies and is pursuing registration in other states.

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

The NOP has recently announced a set of regulations effective in December 14, 2009 meant to more strictly control those manufacturers of organic farm inputs which also produce conventional farm inputs.  The NOP issued and amended similar regulations earlier in 2009. The new rules require dual manufacturers of liquid fertilizers (dual means both conventional and organic fertilizers), which manufacture organic liquid fertilizers of more than 3 percent nitrogen,  to have a USDA NOP accredited third-party expert certify that (i) there is no fraud in the formulation of the organic fertilizer, (ii) the manufacturer has the appropriate infrastructure to produce the organic farm inputs, and  (iii) a successful audit was conducted comparing incoming materials with outgoing finished product. The Company supports the implementation of these regulations.  Although the Company does not currently manufacture a organic fertilizer that would mandate this certification, the Company has undergone an inspection and has been certified.

The California Department of Food and Agriculture (CDFA) has promulgated a number of proposed regulations related to the inspection of facilities producing organic fertilizers.  The Company intends to provide comments to those regulators requesting clarification of certain aspects of the proposed regulations.  In particular, the Company believes that the regulations would allow out-of-state competitors an advantage in the California market.

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

ENVIRONMENTAL LAWS

In addition to certain regulations governing the manufacturing process for organic products, the Company is subject to environmental laws regarding its manufacturing process, air regulation and disposal requirements.  The Company has worked diligently to comply with all such laws and is subject to Inspections from time to time and other requirements of compliance.

EMPLOYEES

At November 30, 2010, the Company had 16 employees, of which 15 are full-time and 1 is part time.  None of these employees are covered by a collective bargaining agreement.  The Company believes that its employee relations are satisfactory.

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

RISKS RELATED TO OUR BUSINESS.

We are in a heavily regulated industry.

The production of pesticides is regulated by the US EPA and by state governments.  Those regulations require the registration of many of our products.  Should the registration of one or more of our products be lost because of a change in the laws or for any other reason, it will have an adverse effect on the Company and its profitability.  That consequence could be minor to severe depending on the product.  Similarly, the Company could be required to make changes to its product formulations to comply with any newly enacted regulations, which changes could be costly both in terms of raw material changes but also changes in the manufacturing process.

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

The Company’s Sales are Impacted by Weather Conditions and the Availability of Water.

The Company sells most of its products though distributors and dealers both nationally and internationally.  A large number of end-users are located in the Pacific Northwest of the United States and California.  The Pacific Northwest is a prime growing region in the United States for many of the crops that benefit from the Company’s products.  However, that region is well-known for unpredictability in its weather.  The Pacific Northwest is frequently subject to severe winter conditions that postpones or shortens the growing season or damages perennial tree crops.  As a result, the Company’s sales of products into that region were less than historically typical.  The unpredictability of weather makes it difficult for the Company to forecast sales with any significant degree of certainty.

California has experienced a multi-year drought.  The state government limited water availability to growers in certain parts of California, although current forecasts for natural run off of snow melt is expected in certain regions of California for the early part of 2011.  Growers are being advised to use water wisely and conserve as much as possible through good on-farm water management practices. Additionally, water restrictions may occur as a result of a court decision on endangered species, the Delta smelt.  If water distribution is curtailed for these or any other reasons, the Company anticipates its sales in California will decrease, perhaps substantially.

A majority of the Company’s sales are concentrated on a few customers.

A small number of customers have historically accounted for a majority of the Company’s sales.  Sales for the top four customers accounted for 43% and 45% of sales revenues in 2010 and 2009, respectively.  There is no assurance that the Company’s current customers will continue to place orders with the Company, that the orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers.  The loss of one of more of the largest customers will have an adverse impact on the Company’s sales and operating results.  A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

The Company may not be able to obtain all raw materials necessary for its products.

The Company is reliant on suppliers of raw materials in order to manufacturer its products.  Those raw materials are bought from both domestic and international suppliers.  In past years there was significant competition for those materials making availability uncertain.  Additionally, with greater competition the price of some raw materials were increasing rapidly and not all of that additional expense could be passed onto customers.  While in late 2008 and 2009, the world economy weakened and the demand for raw materials lessened, the Company believes it is likely that in the near future, as the world’s economy recovers, raw materials will once again become more difficult to obtain and more expensive.  Related to this, the value of the United States dollar vis-à-vis some currencies has decreased from time to time.  This made the cost of foreign raw materials more expensive than in previous periods.  Such currency fluctuations may occur again in the future.

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

The Company’s product formulations are carefully protected trade secrets, but we have no patents on our formulations.  The Company believes that its formulations are still valuable proprietary information, but there is no assurance that they will not be copied.  The manufacturing process for many of its products is also confidential and maintained as a trade secret, but there is no assurance that a competitor cannot duplicate our processes.  The Company has not decided if it will patent future products or processes.

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

Our officers, directors and principal shareholders own approximately 11.3% of the voting stock on a fully diluted basis (if all options are exercised).  Although there is no voting agreement among them, this concentration of ownership may have an impact on the management and direction of the Company.

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

ITEM 2.  PROPERTIES

The Company's principal executive office is located at 1260 Avenida Chelsea, Vista, California, 92081.  This facility consists of 19,504 square feet and is used for offices, a laboratory and the production and storage of agricultural products and materials.  The Company leases these facilities under a lease that was originally set to expire in January, 2015.  The lease commenced on February 1, 2007 with early possession on January 1, 2007, and a term of eight (8) years. The Company had an option under the original lease to extend the term for an additional three (3) years at the fair market rate at the time of extension. The rent under the lease for the initial year is approximately $13,650 per month, with increases by three percent (3%) each year.  The Company was required to pay certain other customary expenses under the lease.  The Company installed improvements to the facility totaling approximately $350,000 and new equipment totaling approximately $230,000.  In August, 2010, the Company negotiated an extension of the term for an additional four years to January 31, 2019 with the option of an additional three year extension through January 31, 2021.  The new lease agreement gave the Company a $1,000 per month rent decrease beginning September 1, 2010 through the end of the initial lease term, January 31, 2015.  The monthly rent for the option period will be established at fair market value by November 1, 2014. Rent is being expensed on a straight-line basis over the term of the lease.

The Company entered into a month-to-month lease of a new building with 3,883 square feet of storage space on October 30, 2008.  Monthly base rent is $2,000 and the lease commenced on December 1, 2008.

Rent expense on the Avenida Chelsea facility for the years ending November 30, 2010 and 2009 was $174,294 and $177,874, respectively.   Rent expense on the storage facilities rented by the Company on a month-to-month basis was $24,000 for both years ending November 30, 2010 and 2009.

ITEM 3.  LEGAL PROCEEDINGS

(a)           The Company is not a party to, and its property is not the subject of, any pending legal proceeding.

(b)           No proceeding was terminated during the fourth quarter of the fiscal year.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Principal Market.  There is no established public trading market for the Company’s single class of common stock.

(b)           Approximate Number of Holders for Common Stock.  Many holders of the common stock hold their shares in “street name” accounts and are not individually shareholders of record. The approximate number of record holders of Company’s Common Stock as of November 30, 2010, was 618.  The transfer agent for our shares is Continental Stock Transfer and Trust Company, 17 Battery Place 8th Floor, New York, New York  10004, tel: 212-509-4000, www.continentalstock.com.

(c)           Repurchases; Dividends.  The Company has not repurchased any of its stock for the fiscal year ending November 30, 2010.  The Company has paid no dividends during that same period.  There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends.  The Company does not expect to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide information typically disclosed under this section.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of the Company’s financial condition and the results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

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

General

We maintain a strategy for growth through stressing expansion of sales of our organic products and the continued development of our product offerings.  The Company is also seeking to acquire biological products for the control of damaging insects or plant pathogens, which can be organically certified for use in organic fruit and crop production or utilized in Integrated Pest Management (IPM).  These potential biological products may be acquired through either purchase or distribution agreement arrangements.  It is highly likely that any new technology will be required to be registered with the United States Environmental Protection Agency.

We believe that the key drivers of growth for 2011 and beyond will be sales of our organic and environmentally friendly products.  We sell our organic products for use on a number of crops, including grapes, tree fruits, berries and row crops.

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

Fiscal Year 2010 Compared to Fiscal Year 2009

Total product sales were $4,238,308 in fiscal 2010 compared with $3,908,152 in fiscal 2009, an increase of approximately 8% or $330,156.  Prices for the Company's existing products remained stable during fiscal 2010. Production by gallons was 241,968 in 2010 and 241,136 in 2009.  Our production gallons remained approximately the same, however our sales in 2010 increased in our higher priced products and decreased in our lower priced products.

Cost of sales as a percentage of total product sales decreased to approximately 44% (or $1,844,924) in fiscal 2010 as compared with 47% (or $1,840,880) in fiscal 2009.  This decrease in percentage of sales is primarily due to product mix of higher margin products sold in fiscal 2010 than in fiscal 2009.

Research and development expenses increased approximately 18% or $42,986, from $238,338 to $281,324.  This increase is primarily due to increased outside lab analysis expenses relating to the testing of potential new products and travel related expenses.

Selling expenses increased to approximately 29% of product sales from approximately 23% of product sales. Selling expenses increased by $333,336, from $910,789 in fiscal 2009 to $1,244,125 in fiscal 2010.  This increase in selling expenses is primarily due to a reversal in allowance of the Company’s long-term receivable pertaining to the sale of the Mexico property.  The adjustment to the allowance was $226,270 in fiscal 2009 and was included in the selling expenses.  Without this adjustment, selling expenses for fiscal 2009 would have been $1,137,059 which would have resulted in an increase in selling expenses of $107,066, or 9%, from fiscal 2009.  This increase is primarily due to  increased commission expense related to the increase in product sales for one independent contractor and an increase in advertising and marketing expenses.

General and administrative expenses increased by 5% or $36,418, from $739,553 to $775,971. This increase is primarily related to the addition of a business consultant.

Interest expense decreased by 70% or $26,549 from $38,087 to $11,538.  Of this decrease, approximately $22,000 is primarily due to the write off of certain capitalized lease costs during 2009 for which there was no future perceived benefit.

Net income for fiscal 2010 was $246,645 compared with net income of $183,873 in fiscal 2009. The increase in net income is primarily due to the receipt of payments related to the sale of the Mexico property which are being recognized as other income.

Fiscal Year 2009 Compared to Fiscal Year 2008

Total product sales were $3,908,152 in fiscal 2009 compared with $3,998,293 in fiscal 2008, a decrease of approximately 2% or $90,141.  Prices for the Company's existing products remained stable during fiscal 2009. Production by gallons was 241,136 in 2009 and 220,756 in 2008, an increase of approximately 9%.  Sales in 2009 were essentially flat in comparison to the prior year even though production increased.  This increase in production is primarily due to the Company selling more of its own manufactured products in fiscal 2009 and less of a product that is manufactured for Westbridge by another company.

Cost of sales as a percentage of total product sales increased to approximately 47% (or $1,840,880) in fiscal 2009 as compared with 46% (or $1,856,587) in fiscal 2008.  This increase in percentage of sales is primarily due to the sale of higher priced products with lower margins in fiscal 2009.

Research and development expenses decreased approximately 7% or $18,966, from $257,304 to $238, 338.  This decrease is primarily due to the reduction in contract research and outside lab analysis.

Selling expenses decreased to approximately 23% of product sales from approximately 27% of product sales.    Selling expenses decreased by $158,615 from $1,069,404 in fiscal 2008 to $910,789 in fiscal 2009.  This decrease in selling expenses is primarily due to the adjustment allowance of the Company’s long-term receivable pertaining to the sale of the Mexico property as noted above.  The adjustments for the long-term receivable were $226,270 in fiscal 2009 and $95,000 in fiscal 2008.    Without these adjustments, selling expenses would have decreased by $27,345.  This decrease is primarily due to reduced advertising and travel expenses.

General and administrative expenses decreased by 5% or $41,979 from $781,532 to $739,553.  A portion of this decrease was primarily due to amortization on leasehold improvements being applied to cost of sales in fiscal 2009 based on management’s reassessment of use of some of the Company’s assets, which had previously been applied to general and administrative expenses in fiscal 2008.

Interest expense increased by 320% or $29,001 from $9,086 to $38,087.  Of this increase, approximately $22,000 is primarily due to the write off of certain capitalized lease costs for which there was no future perceived benefit.

Net income for fiscal 2009 was $183,873 compared with a net loss of $83,935 in fiscal 2008. The increase in net income is primarily due to the adjustment in bad debt allowance related to the sale of the Mexico property discussed above within the selling expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents
Net working capital increased to $1,955,769 in fiscal year 2010 compared to $1,611,967 in fiscal year 2009.  At November 30, 2010, we had approximately $1,493,000 in cash and cash equivalents.

Operating Activities
The Company generated cash flows from operations of $454,300 and $425,223 for the years ended November 30, 2010 and 2009, respectively. The increase in cash flows was primarily attributable to the increase in sales and profitability in 2010, some of which was due to the collection of proceeds from sale of the Mexico property. This was partially offset by our extension of credit to our customers and other changes in our current assets and liabilities. Other increases were driven by certain no-cash transactions, including depreciation expense and stock compensation expense partially offset by changes in deferred taxes.

The Company generated cash flows from operations of $425,223 for the year ended November 30, 2009 and used cash in operations of $239,674 for the year ended November 30, 2008. The increase in cash flows was primarily attributable to the reversal of the Company's allowance for uncollectible and the collection of proceeds on the Mexico property. In addition, the Company utilized its inventory balances and collected on its customer receivables in fiscal 2009, compared to its purchases of inventory in fiscal 2008. Other decreases were driven by certain no-cash transactions, including changes in allowances for doubtful accounts and deferred taxes partially offset by depreciation expense and stock compensation expense.

Investing Activities
The Company's cash used for investing activities was $81,311 in 2010 and cash provided by investing activities was $188,224 in 2009. Investing activities in 2010 are driven primarily by capital expenditures. The increase in cash used in investing activities in 2010 as compared to 2009 was primarily the result of capital expenditures offset by the sale of our short-term investments in connection with the Company re-directing investments into cash and cash equivalents from short-term investments in 2009.

The Company's cash provided by investing activities was $188,224 and $158,098 in 2009 and 2008, respectively. Changes in the Company's investing activities were driven primarily by changes in capital expenditures and purchases and proceeds from its short-term investments.

Financing Activities
The Company used cash in financing activities of $147,101 in 2010 and provided cash from financing activities of $79,363 in 2009. The decrease in financing activities was primarily the result of the Company paying down its line of credit in 2010 which was drawn in 2009. Other financing outlays include the pay downs of debt and capital leases.

The Company provided cash from financing activities of $79,363 in 2009 and used cash from financing activities of $110,257 in 2008. The increase in financing activities was primarily the result of the Company utilizing its line of credit in 2009. The Company used cash in its financing activities by paying down its debt and capital leases.

Credit Facility
The Company has a $500,000 line of credit available to be drawn upon, of which $0 has been utilized as of November 30, 2010.  The line of credit expires on April 16, 2011 and is expected to be renewed.  The Company anticipates that cash flows from operations and borrowings available under our line of credit will be sufficient to meet the ongoing needs of our business.

Mexico Property
During fiscal year 2010, the Company received proceeds of $271,869 net of commissions paid  from installments in the sale of rights to land in Baja Sur, Mexico.  Additional installments are expected in fiscal year 2011, but these proceeds represent a one-time benefit to the Company’s profits.

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

Revenue Recognition

Revenues are recorded on the accrual basis of accounting when title transfers to the customer, which is typically at the shipping point. We record estimated reductions to revenue for return allowances and product performance, based upon a percentage of sales. We also allow for returns based upon pre-approval or in the case of damaged goods. Such returns are estimated based on historical experience and an allowance is provided at the time of sale.

Accounts Receivable and Allowances for Doubtful Accounts

We evaluate our ability to collect on accounts receivable and charge-backs (disputes from the customer) based upon a combination of factors. Whether a receivable is past due is based on how recently payments have been received and in certain circumstances where we are aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources). A specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Amounts are charged off against the reserve once it is established that amounts are not likely to be collected. We recognize reserves for charge-backs based on our historical collection experience. Our historical experience has shown that very little of customer receivables go uncollected.

Inventory

We continually evaluate the composition of our inventories, assessing slow-turning, ongoing product as well as product from prior seasons. Market value of distressed inventory is valued based on historical sales trends on our individual product lines, the impact of market trends and economic conditions, and the value of current orders relating to the future sales of this type of inventory. Significant changes in market values could cause us to record additional inventory markdowns.

Stock Based Compensation

We account for stock-based compensation in accordance with the FASB standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See "Notes to Consolidated Financial Statements—Note 1 - Summary of Significant Accounting Policies" and "Note 6 –Stock Options " for additional discussion.

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

There are no other recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company we are not required to provide the information typically required in this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Response to this item is submitted as a separate section of this annual Report following Item 15.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended November 30, 2010.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on her evaluation, the Company’s principal executive officer and principal financial officer, who are the same individual, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the President/Chief Financial Officer concluded that, as of the end of the period covered by the Annual Report on Form 10-K, our disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting - Guidance for Small Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting were effective as of November 30, 2010.

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

ITEM 9B.  OTHER INFORMATION

At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico.  The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings on the property.  On February 8, 2007, the real property was to be sold through a public auction. As there were no bids placed, the Company obtained the right to take title to the land. The Company is subject to certain ownership restrictions based on Mexican law and therefore, formed a Mexican legal entity in order to take title to the property.  A third party filed a lien against the property in connection with a obligation allegedly owed by the foreign distributor.  The Company believed the basis of this claim is without merit.

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, refundable in part, and the balance of payment at the time of closing which was expected to be on December 15, 2008.  As of November 30, 2008, $95,000 of the $300,000 deposit was non-refundable to the buyer.  Due to unforeseen circumstances, at the request of the buyers, the Company and buyers amended the agreement on December 15, 2008 (Amendment No. 1).  Upon execution of Amendment No. 1, the entire $300,000 deposit paid by the buyer became non-refundable.  Amendment No. 1 extended the buyer time to complete the purchase to November 30, 2010, with required additional payments over that period and provided for a purchase discount of 5% if completed on or before November 30, 2009.  During April 2009, the parties amended this agreement (Amendment No. 2) to allow the buyers some additional time to make the next installment due.  The Company received $100,000 during fiscal 2009 and an additional $400,000 during fiscal 2010.  In November 2010, the parties agreed upon Amendment No. 3 which extends the time to complete the purchase to September 30, 2011.  The Company has received non-refundable payments from the buyers totaling $800,000 and accrued an additional $50,000 as of November 30, 2010.  The $50,000 due by November 30, 2010, plus an additional $150,000 was received in December 2010.

To prevent claims being raised against the Company and the property in the Mexican courts, the Company and buyer entered into a new agreement whereby the rights to the property were transferred to buyer in exchange for a promissory note in the amount of $550,000 which allows foreclosure on the property if the note is not paid in accordance with the scheduled payments previously agreed.

The Company is applying the deposits, first against its long-term receivable with the remainder being eventually recognized as other income.  As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received on its long-term receivable.  As of November 30, 2010, the Company has paid $234,625 and accrued $16,168 under these arrangements from the deposits collected.   Based upon the aforementioned agreement, the Company has re-valued its allowance on the long-term account receivable to more accurately reflect the future collections anticipated, based on the future non-refundable portion of the deposits.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information regarding the current executive officers and directors of the Company as of November 30, 2010:

Name	Age	Position	Director Since	Expiration of Term

Christine Koenemann	57	Director, President, Chief Financial Officer & Secretary	1995	2011

William Fruehling (1)(2)	70	Director	1997	2011

Mark Cole (1)(2)	47	Director	2005	2011

____________________
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

Background and Experience of Directors and Officers

Christine Koenemann was elected President and appointed as a Director of the Company on March 2, 1995.  She has worked for the Company for the past 28 years in varying positions including Operations Manager, Shareholder Relations Liaison, Director of Administration, and Assistant Treasurer.  She attended Indiana University School of Business and worked in retail management prior to joining the Company.  Ms. Koenemann serves also as the Company’s Chief Financial Officer and Secretary.

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

Mark Cole received his Bachelors Degree in Business Administration (Accounting) from San Diego State University in 1990. After receiving his degree, Mr. Cole spent 8 years as an audit professional with Big 4 public accounting firms and later served as Managing Director for the CPA firm of Cole and Company.  He served as the Corporate Controller for Crocs, Inc., a designer and manufacturer of footwear and as a consultant until 2009.  He has served in similar financial capacities for Salient Networks and Ashworth, Inc.  In March 2010, Mr. Cole became an accounting officer of Kidrobot, Inc., and continues to serve in that capacity.  He was appointed as a Director of the Company April 7, 2005.

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

Board Meetings and Committees

During the year ended November 30, 2010, the Board of Directors held five board meetings to conduct business.

Audit Committee

The Audit Committee of our Board of Directors is composed of two non-employee directors who meet the independence standards of the SEC.  The members of the Audit Committee are Mark Cole, chair and William Fruehling. Our Board has determined that Mr. Cole qualifies as an audit committee financial expert under federal securities laws, by virtue of his education and relevant experience, and is independent under the applicable requirements of the Securities Exchange Act of 1934. During the year ended November 30, 2010, the Audit Committee held four meetings to conduct business.

Compensation Committee

The Compensation Committee of our Board of Directors is comprised of members of the Board of Directors.  The members of the Compensation Committee are William Fruehling, who serves as its chair, and Mark Cole.  The Committee consults from time to time with Ms. Koenemann on certain matters not related to Ms. Koenemann’s compensation.  During the year ended November 30, 2010, the Compensation Committee held four meetings to conduct business.  The Committee reviews and approves our compensation policy for management and has assumed responsibility for administration of our Stock Option Plan.

Board Compensation

Each non-employee director receives the amount of $1,000 per day for attending a Board meeting in person or by phone or video link, and $350 per day for attending each meeting of a meeting of the Company’s Committees. However, if a meeting of one or more of the Committees occurs on the same day as a meeting of the Board, a director will not be separately compensated for the attending that Committee meeting(s).  As illustration, if a Board meeting, Audit Committee meeting and Compensation Committee meeting occur during the course of one day, a director will receive $1,000 as compensation for attending the Board meeting, but no other compensation.  The Company will continue to reimburse directors’ reasonable out of pocket costs related to attending meetings.  During fiscal 2010, the Company granted non-qualified stock options to acquire 15,000 shares each to two members of the Board of Directors at $0.81 per share. These options vest quarterly and expire in March 2020.   All of these options remain outstanding and exercisable at November 30, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission.  Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a).  No such forms have been submitted to us and we know of no trading activity that has occurred in our equity securities for the fiscal year 2010.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 2010, 2009 and 2008 for the President and Vice President of the Company.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-qualified Incentive Plan Compensation	All Other Compensation (2)	Total

Christine Koenemann	2010	$135,000	$25,000	0	$8,260	0	0	$2,596	$170,856
President	2009	$135,000	$25,000	0	$0	0	0	$4,154	$164,154
	2008	$125,000	$0	0	$39,000	0	0	$3,125	$167,125

Larry Parker, PhD	2010	$85,000	$15,000	0	$4,139	0	0	$24,236	$128,375
Vice President &	2009	$85,000	$8,000	0	$0	0	0	$20,144	$113,144
Director of R&D	2008	$80,500	$4,468	0	$31,200	0	0	$20,146	$136,314

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

(2)           All Other Compensation is comprised of unused vacation paid to Christine Koenemann and commissions and unused vacation paid to Larry Parker, PhD.

Bonuses

Historically the Compensation Committee recommends and the Board of Directors approves bonuses only for the President of the Company and establishes a pool of funds available for bonus grants to other employees at the discretion of the President.  However, both the President’s bonus and the pool for the payment of bonuses to other employees is determined by the Compensation Committee based on a number of factors, in particular the profitability of the Company and on other factors which are subjective.  In 2010 a bonus was paid to Ms. Koenemann, the Company’s President, to reward her for making significant contributions to the Company’s efforts to sell its rights to property in Mexico in view of difficult negotiations and for managing the Company to profitability in difficult economic times.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our President and Vice-President during our fiscal year ended November 30, 2010.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christine Koenemann	100,000	--	--	$0.25	07/29/2012	--	--	--	--
	50,000	--	--	$1.53	04/15/2018	--	--	--	--
	20,000	--	13,333	$0.81	03/08/2020	--	--	--	--
Larry Parker, PhD	20,000	--	--	$0.25	07/29/2012	--	--	--	--
	40,000	--	--	$1.53	04/15/2018	--	--	--	--
	10,000	--	6,666	$0.81	03/08/2020	--	--	--	--

Option Grants in Last Fiscal Year (Individual Grants)

During fiscal 2010, the Company granted non-qualified stock options to acquire 7,500 shares each to two members of the Board of Directors at $0.81 per share. The 15,000 options vested quarterly through November 30, 2010 and expire in March 2020. All of these options remain outstanding and exercisable at November 30, 2010.

During fiscal 2010, the Company granted stock options to acquire 30,000 shares at $0.81 per share to the Company’s President and Vice-President.  The options vest over three years and a total of 10,000 options have vested as of November 30, 2010.  Of the remaining 20,000 options, 10,000 vest in March 2010, and 10,000 vest in March 2011.

During fiscal 2009, the Company granted stock options to acquire 25,000 shares at $0.47 per share to only non-employee members of the Board of Directors.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

There were no option exercises during the last fiscal year for the individuals named in the summary compensation table.

However, on December 28, 2010, Christine Koenemann and Lawrence Parker exercised stock options to purchase stock.  Christine Koenemann exercised the right to purchase 25,000 shares of common stock at $0.25 per share for a total of $6,250.  Lawrence Parker exercised the right to purchase 20,000 shares of common stock at $0.25 per share for a total of $5,000.

During fiscal 2001, the Company established an employee stock option plan (“the 2001 Plan”) under which options to purchase an aggregate of 400,000 shares of the Company’s common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options.  Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant.  Options vest over varying terms designated by the 2001 Plan’s administrative committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment.  There are options to 389,500 shares granted under the 2001 plan of which 357,625 shares are fully vested as of November 30, 2010.

During fiscal 2009, the Company granted non-qualified stock options to acquire 12,500 shares each to two members of the Board of Directors at $0.47 per share. Of these options, 10,000 shares immediately vest upon grant and expire in January 2019, and 15,000 shares vested quarterly through November 30, 2009 and expire in January 2019.   All of these options remain outstanding and exercisable at November 30, 2010.

At November 30, 2010 and 2009, a total of 10,500 and 55,500 shares remain reserved and available for future stock option grants under the 2001 Plan.

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

Director Compensation

The following Director Compensation Table summaries the compensation of our non-employee directors for services rendered during the year ended November 30, 2010:

Name	Fees Earned Or Paid In Cash	Stock Award	Options Award (1)	Non-Qualified Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total

Bill Fruehling	$4,500	0	$5,896	0	0	0	$10,396

Mark Cole	$4,500	0	$5,896	0	0	0	$10,396

(1) Represents fair market value of options granted during the year ended November 30, 2010, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in our consolidated financial statements.  At November 30, 2010, Mr. Fruehling owned options to acquire up to 62,000 shares and Mr. Cole owned options to acquire up to 35,000 shares.

In addition to the compensation mentioned above, we reimburse the directors for their travel expenses incurred in attending meetings of the Board and its Committees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2011, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

Unless indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Pursuant to the rules of the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table.  Percentages are calculated based on 2,148,438 shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	W/O Exercise Percent of Class (5)	Percent of Class (6)

Christine Koenemann	172,700 (1)	1.3	7.5
1260 Avenida Chelsea
Vista, CA 92081

Lawrence Parker	61,675 (2)	1.0	3.2
1260 Avenida Chelsea
Vista, CA 92081

Albert L. Good	182,300	8.5	8.5
14550 Castle Rock Road
Salinas, CA 93908

Kenneth P. Miles	119,867	5.6	5.6
8 Avenida Andra
Palm Desert, CA 92260

William Fruehling	62,000 (3)	*	2.8
5416 Renaissance Avenue
San Diego, CA 92122

Mark Cole	35,000 (4)	*	1.6
P.O. Box 685
Lyons, CO 80540

All Directors & Officers as a Group (3 persons)	269,700	1.3	11.3

* less than 1%

(1)	Consists in part of exercisable options to purchase 75,000 shares at $0.25 per share, 50,000 shares at $1.53 per share, and 20,000 shares at $0.81 per share.

(2)	Consists in part of exercisable options to purchase 40,000 shares at $1.53 per share, and 10,000 shares at $0.81 per share.

(3)	Consists of exercisable options to purchase 37,000 shares at $0.25 per share, 5,000 shares at $1.53 per share, 12,500 shares at $0.47 per share, and 7,500 shares at $0.81 per share.

(4)	Consists of exercisable options to purchase 10,000 shares at $0.25 per share, 5,000 shares at $1.53 per share, 12,500 shares at $0.47 per share, and 7,500 shares at $0.81 per share.

(5)	Calculated as if no options were exercised and 2,148,438 shares outstanding.

(6)	Calculated as if only that (those) shareholder's(s') options/warrants exercisable within 60 days were exercised and no other options/warrants were exercised.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following are the fees billed us by our auditors, PKF, for services rendered thereby during 2010 and 2009:

	2010	2009
Audit Fees	$44,566	$47,855
Audit Related Fees	--	--
Tax Fees	5,148	4,500
All Other Fees	--	2,533

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial information included in our Forms 10-K and for any other services that are normally provided by PKF in connection with our statutory and regulatory filings or engagements.

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

10(v)	Westbridge Research Group 1994 Incentive Stock Option Plan filed with the Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

10(w)	Nonqualified Stock Option of Christine Koenemann, incorporated by reference to Exhibit 10(w) filed with the Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

10(x)	Westbridge Research Group 2001 Stock Option Plan filed herewith.

10(y)	Form 8-K, filed on November 5, 2004, disclosing the resignation of two members of the Board of Directors.

10(z)	Form 8-K, filed on March 15, 2006, disclosing the Employment Agreement by and between Company and Christine Koenemann.

10(aa)	Form 8-K, filed on December 7, 2006, disclosing the new building facilities lease agreement.

10(bb)	Amendment to Employment Agreement between Company and Christine Koenemann dated December 1, 2007.

10(cc)	Assignment Agreement between Company and buyer of Mexico property dated August 15, 2008, and Amendment No. 1 dated December 15, 2008.

10(dd)	Amendment No. 2 dated March 2, 2009 between Company and buyer of Mexico property.

10(ee)	Amendment No. 3 dated November 23, 2010 between Company and buyer of Mexico property.

31.1	Certification of Principal Executive Officer and Principal Financial Officer

32.1	Certification of Principal Executive Financial Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2011.

Westbridge Research Group

By: /s/ Christine Koenemann
       Christine Koenemann, President
       Principal Executive Officer
       Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christine Koenemann Christine Koenemann	Director	February 28, 2011

/s/ William Fruehling William Fruehling	Director	February 28, 2011

/s/ Mark Cole Mark Cole	Director	February 28, 2011

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For The Years Ended November 30, 2010 and 2009

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the “Company”) as of November 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

San Diego, California February 28, 2011	/s/ PKF PKF Certified Public Accountants A Professional Corporation

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
November 30, 2010 and 2009

ASSETS
	2010	2009
Current assets:
Cash and cash equivalents	$1,493,142	$1,267,254
Investments	1,000	1,000
Accounts receivable, less allowance of $3,000 and $6,416 at November 30, 2010 and 2009	192,696	210,858
Inventories	577,450	620,476
Deferred tax asset	72,000	25,000
Prepaid expenses and other current assets	210,011	160,606

Total current assets	2,546,299	2,285,194

Property and equipment, at cost:
Machinery and equipment	704,186	556,809
Office furniture and fixtures	128,091	119,906
Construction in progress	-	74,405
Leasehold Improvements	368,740	368,586
Vehicles	55,442	55,442

	1,256,459	1,175,148

Less: accumulated depreciation	(753,550)	(604,063)

Net property and equipment	502,909	571,085

Deferred tax asset, net of current portion	70,000	80,000
Intangible assets	151,600	151,600

Total assets	$3,270,808	$3,087,879

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
November 30, 2010 and 2009

LIABILITIES AND SHAREHOLDERS' EQUITY

	2010	2009
Current Liabilities:
Accounts payable	$64,306	$79,471
Accrued expenses	502,436	446,656
Line of credit	-	120,000
Current portion of long-term debt	3,974	7,719
Current portion of capital leases	19,814	19,381

Total current liabilities	590,530	673,227

Long-term debt, net of current portion	-	3,974
Capital leases, net of current portion	11,899	31,714

Total liabilities	602,429	708,915

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, no par value, 37,500,000 shares authorized, 2,103,438 shares issued and outstanding at November 30, 2010 and 2009	8,479,854	8,479,854
Paid-in capital	224,172	181,402
Accumulated deficit	(6,035,647)	(6,282,292)

Total shareholders' equity	2,668,379	2,378,964

Total liabilities and shareholders' equity	$3,270,808	$3,087,879

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Years Ended November 30, 2010 and 2009

	2010	2009

Agricultural product sales	$4,238,308	$3,908,152

Cost of sales	1,844,924	1,840,880

Gross profit	2,393,384	2,067,272

Operating expenses:
Research and development	281,324	238,338
Selling	1,244,125	910,789
General and administrative	775,971	739,553

Total operating expenses	2,301,420	1,888,680

Income from operations	91,964	178,592

Other income (expense)
Interest expense	(11,538)	(38,087)
Interest income	1,999	7,816
Other income	149,020	7,152

Total other income (expense)	139,481	(23,119)

Income before income taxes	231,445	155,473

Income tax benefit	15,200	28,400

Net income	$246,645	$183,873

Basic earnings per common share	$0.12	$0.09

Weighted average shares outstanding	2,103,438	2,103,438

Diluted earnings per common share	$0.11	$0.08

Weighted average shares and options outstanding	2,232,846	2,183,949

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 For the Years Ended November 30, 2010 and 2009

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2008	2,103,438	$8,479,854	$140,244	$(6,466,165)	$2,153,933

Stock compensation expense	-	-	41,158	-	41,158

Net income	-	-	-	183,873	183,873

Balance, November 30, 2009	2,103,438	$8,479,854	$181,402	$(6,282,292)	$2,378,964

Stock compensation expense	-	-	42,770	-	42,770

Net income	-	-	-	246,645	246,645

Balance, November 30, 2010	2,103,438	$8,479,854	$224,172	$(6,035,647)	$2,668,379

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years Ended November 30, 2010 and 2009

	2009	2008

Cash flows from operating activities:
Net income	$246,645	$183,873
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	149,487	115,516
Stock compensation expense	42,770	41,158
Decrease in bad debt allowance	(3,416)	(257,270)
(Increase) in deferred tax asset	(37,000)	(30,000)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(136,188)	142,393
Receipts of long-term account receivable	157,776	203,004
Decrease in inventories	43,026	177,771
Increase in prepaid expenses and other current assets	(49,405)	(3,663)
Decrease in accounts payable	(15,156)	(71,509)
Increase (decrease) in accrued expenses	55,780	(76,050)

Net cash flows provided by operating activities	454,300	425,223

Cash flows from investing activities:
Proceeds from investments	--	300,000
Purchase of property and equipment	(81,311)	(111,776)

Net cash flows (used in) provided by investing activities	(81,311)	188,224

Cash flows from financing activities:
Advances from (payments on) line of credit	(120,000)	120,000
Payments of long-term debt	(7,719)	(6,527)
Payments on capital lease obligations	(19,382)	(34,110)

Net cash flows (used in) provided by financing activities	(147,101)	79,363

Net increase in cash and cash equivalents	225,888	692,810

Cash and cash equivalents at beginning of year	1,267,254	574,444

Cash and cash equivalents at end of year	$1,493,142	$1,267,254

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$11,538	$14,210
Income taxes	$1,600	$1,600

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009

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

The Company maintains its bank accounts with two financial institutions located in California.  As of November 30, 2010, the accounts were insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, however, at times these balance may exceed these Federal limits.  The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Accounts Receivable and Allowances for Uncollectible Accounts

The Company extends unsecured credit to most of its customers.  Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts.  The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified.  Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that balance will not be collected.

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

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company does not amortize indefinite lived intangible assets, but tests these assets for impairment annually or whenever indicators of impairments arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  The Company’s intangible assets with indefinite lives primarily consist of purchased formulas.  Management has determined that the formulas have indefinite useful lives due to the following:

●	Formulas and trade secret applications are generally authorized by the US EPA subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;
●	Maintenance expenditures to obtain future cash flows are not significant;
●	The Foliar TRIGGRR® and Soil TRIGGRR® formulations are not technologically dependent; and
●	The Company intends to use these assets indefinitely.

The Company combines all its indefinite lived formulas which mainly consist of Foliar TRIGGRR® and Soil TRIGGRR®, into a single unit of accounting.  The analysis encompasses future cash flows from sales of the Foliar TRIGGRR® and Soil TRIGGRR® product line. In conducting the annual impairment test in 2009 and 2010, the Company determined that the estimated fair value of the formulas, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years.  Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment.  Office furniture and fixtures are depreciated over a five-year period and vehicles are depreciated over a three-year period.  Leasehold improvements are amortized over the life of the lease and is included in depreciation expense.  Capital leases are amortized using the straight-line method over the estimated useful life or the remaining term of the related lease, whichever is less.  Depreciation and amortization totaled $149,487 and $115,516 for the years ended November 30, 2010 and 2009, respectively.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Products Warranty

The Company warrants its products against defects in workmanship. The warranty accrual at November 30, 2010 and 2009 was $36,363 and $64,559, respectively and is included within accrued expenses. The accrual is based on an estimate of the cost to be incurred based on the claims received and historical experience.  Returns offset against the warranty accrual for fiscal 2010 and 2009 were approximately $3,897 and $375, respectively.

Revenue Recognition

Revenues are recorded on the accrual basis of accounting when title transfers to the customer, which is typically at the shipping point. The Company records estimated reductions to revenue for return allowances and product performance, based upon a percentage of sales. The Company also allows for returns based upon pre-approval or for damaged goods. Such returns are estimated based on historical experience and an allowance is provided at the time of sale.

Shipping and Handling Costs

The Company incurs expenses for the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as gross revenues if billed to the customer and cost of goods sold if incurred by the Company. Such costs amounted to approximately $105,000 for both years ended November 30, 2010 and 2009.

Research and Development

It is the Company’s policy to expense research and development costs when incurred.  During the years ended November 30, 2010 and 2009, the Company expensed $281,324 and $238,338, respectively, of research and development costs.

Advertising

Advertising expense is comprised of media, agency and promotion costs.  Advertising expenses are charged to operations as incurred.  Advertising expenses totaled $76,079 and $62,186 during the years ended November 30, 2010 and 2009, respectively.

Sales to Major Customers

A majority of the Company’s domestic sales are concentrated in Washington, California, Arizona and Texas.  The majority of the Company’s foreign sales are concentrated in Peru and South Korea.  For the year ended November 30, 2010 two customers represented 68% of accounts receivable. The Company has four large customers whose combined purchases amounted to 43% of the Company’s agricultural product sales in 2010.  Sales to these customers amounted to 45% in 2009.  For the year ended November 30, 2009 two customers represented 68% of accounts receivable.  Total international sales represent 14% of total sales in 2010 and 13% of total sales in 2009. The Company has no assets located in foreign countries.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method.  The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During 2010 and 2009, the Company excluded 192,500 and 147,500 stock options, respectively, from the calculation of diluted weighted-average shares outstanding as the stock options were considered anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Year Ended November 30,
	2010	2009

Numerator for earnings per common share	$246,645	$183,873

Denominator for basic earnings per common share	2,103,438	2,103,438

Effect of dilutive securities	129,408	80,511

Denominator for diluted earnings per common share	2,232,846	2,183,949

Net income per common share:

Basic	$0.12	$0.09

Diluted	$0.11	$0.08

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 8.  Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements. Tax benefits are recognized in the consolidated financial statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company classifies interest and penalties as a component of tax expense.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As there is no public market for its common stock, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

For 2010, the risk-free interest rate was 1.8% , expected volatility ranged from 53% to 55% at the time all options were granted.  For 2009, the risk-free interest rate was 1.9%, expected volatility ranged from 90% to 92% at the time all options were granted.  The dividend yield was assumed to be zero, and the expected life of the options was assumed to be between five and six and one half years based on the average vesting period of options granted for both 2010 and 2009.  For the years ended November 30, 2010 and 2009, the Company expensed approximately $43,000 and $41,000, respectively, of stock option expense.

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

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

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

There are no other recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

Reclassifications

Certain financial statement amounts related to the prior year presentation have been reclassified in order to conform to the current year presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following at November 30:

Raw materials	$285,696	$399,787
Finished goods	291,754	220,689

Total inventories	$577,450	$620,476

There are a limited number of suppliers for certain raw materials used by the Company in its products.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009

NOTE 3 - MEXICO PROPERTY

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

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, refundable in part, and the balance of payment at the time of closing which was expected to be on December 15, 2008.  As of November 30, 2008, $95,000 of the $300,000 deposit was non-refundable to the buyer.  Due to unforeseen circumstances, at the request of the buyers, the Company and buyers amended the agreement on December 15, 2008 (Amendment No. 1).  Upon execution of Amendment No. 1, the entire $300,000 deposit paid by the buyer became non-refundable.  Amendment No. 1 extended the buyer time to complete the purchase to November 30, 2010, with required additional payments over that period and provided for a purchase discount of 5% if completed on or before November 30, 2009.  During April 2009, the parties amended this agreement (Amendment No. 2) to allow the buyers some additional time to make the next installment due.  The Company received $100,000 during fiscal 2009 and an additional $400,000 during fiscal 2010.  In November 2010, the parties agreed upon Amendment No. 3 which extends the time to complete the purchase to September 30, 2011.  The Company has received non-refundable payments from the buyers totaling $800,000 and accrued an additional $50,000 as of November 30, 2010 within the accounts receivable balance.  The Company recognized approximately $149,000 and $7,000 in other income for the years ended November 30, 2010 and 2009, respectively. The $50,000 due by November 30, 2010, plus an additional $150,000 was received in December 2010.

The Company is applying the deposits, first against its long-term receivable with the remainder being eventually recognized as other income.  The long-term receivable was $0 and $157,766 at November 30, 2010 and 2009, respectively.  As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received on its long-term receivable.  As of November 30, 2010, the Company has paid $234,625 and accrued $16,168 under these arrangements from the deposits collected.  Based upon the aforementioned agreement, the Company has re-valued its allowance on the long-term account receivable to more accurately reflect the future collections anticipated, based on the future non-refundable portion of the deposits.

To prevent claims being raised against the Company and the property in the Mexican courts, the Company and buyer entered into a new agreement whereby the rights to the property were transferred to buyer in exchange for a promissory note in the amount of $550,000 which allows foreclosure on the property if the note is not paid in accordance with the scheduled payments previously agreed.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009

NOTE 4 - LINE OF CREDIT

As of November 30, 2010 and 2009, the Company has a $500,000 line of credit with a bank, secured by all the Company’s assets.  As of November 30, 2010 and 2009, there were outstanding borrowings against the line in the amount of $0 and $120,000, respectively. Borrowings under the line of credit bear interest at the bank’s prime rate plus 1.0% (with an interest rate floor of 6.0%), and 0.5% (with an interest rate floor of 5.25%), as of November 30, 2010 and 2009, respectively.   Interest is payable monthly. The line of credit expires April 16, 2011.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at November 30:

	2010	2009
Accrued payroll	$71,000	$52,184
Accrued vacation	74,475	56,909
Deferred tent	78,202	78,499
State income tax	20,200	-
Warranty	36,363	64,559
Sales commissions	183,615	135,952
Other	38,581	58,553

Total accrued expenses	$502,436	$446,656

NOTE 6 - STOCK OPTIONS

During fiscal 2001, the Company established an employee stock option plan (“the 2001 Plan”) under which options to purchase an aggregate of 400,000 shares of the Company’s common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options.  Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant.  Options vest over varying terms designated by the 2001 Plan’s administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment.  There are 389,500 options granted under the 2001 plan of which 357,625 are fully vested as of November  30, 2010.

During fiscal 2009, the Company granted non-qualified stock options to acquire 12,500 shares to each of its two members of the Board of Directors at $0.47 per share. Of these 25,000 options, 10,000 immediately vest upon grant and expire in January 2019, and 15,000 vested quarterly through November 30, 2009 and expire in January 2019.   All of these options remain outstanding and exercisable at November 30, 2010.

During fiscal 2010, the Company granted stock options to acquire 30,000 shares at $0.81 per share to the Company’s President and Vice-President.  The options vest over three years and a total of 10,000 options have vested as of November 30, 2010.  Of the remaining 20,000 options, 10,000 vest in March 2011, and 10,000 vest in March 2012.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009

NOTE 6 - STOCK OPTIONS (Continued)

During fiscal 2010, the Company granted non-qualified stock options to acquire 15,000 shares to each of its two members of the Board of Directors at $0.81 per share with quarterly vesting, expiring in March 2020.   All of these options have vested and remain outstanding and exercisable at November 30, 2010.

At November 30, 2010 and 2009, a total of 10,500 and 55,500 shares remain reserved and available for future stock option grants under the 2001 Plan.

A summary of the stock option activity under the 2001 Plan is as follows:

	Stock Options	Exercise Price Per Share	Weighted Average Price Per Share

Outstanding at November 30, 2008	319,500	$0.25 – 1.53	$0.55
Granted	25,000	0.47	0.47
Expired or canceled	-	-	-

Outstanding at November 30, 2009	344,500	0.25 - 1.53	0.81
Granted	45,000	0.81	0.81
Expired or canceled	-	-	-

Outstanding at November 30, 2010	389,500	$0.25 - 1.53	$0.81

Weighted average remaining contractual life	5 years

Exercisable stock options at November 30, 2010	357,625	$0.25 - 1.53	$0.73

Weighted average remaining contractual life	5 years

The weighted average fair value of options granted during 2010 and 2009 was $0.81 and $0.47, respectively. The weighted average fair value of options vested during 2010 and 2009 was $1.26 and $1.13, respectively. The weighted average fair value of unvested options at November 30, 2009 and 2008 was $1.08 and $1.53, respectively. The aggregate intrinsic value of options outstanding at November 30, 2010 was approximately $105,000.

As of November 30, 2010, total unrecognized stock-based compensation costs related to non-vested stock options was $17,611, and the weighted-average period over which it is expected to be recognized is 0.6 years.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease of a freestanding industrial building with 19,504 square feet of office, storage and production space on December 5, 2006. The lease commenced on February 1, 2007 with early possession on January 1, 2007.  The lease originally had a expiration date of January 31, 2015 and monthly base rent was $13,653 with annual increases.  In August, 2010, the Company negotiated to extend the term for an additional four years to January 31, 2019 with the option of an additional three year extension through January 31, 2021, and in exchange received  a $1,000 per month rent decrease beginning September 1, 2010 through the end of the initial lease term, January 31, 2015.  The rent will be set at fair market value effective February 1, 2015 for the remaining term of the lease.  The rent under the lease for the initial year is approximately $13,650 per month, with three percent increases each year. The Company must also pay certain other customary expenses under the lease.  Rent is expensed on a straight-line basis over the term of the lease.

The Company also entered into a month-to-month lease of a building with 3,883 square feet of storage space on October 30, 2008.  Monthly base rent is $2,000 and the lease commenced on December 1, 2008.

In addition, the Company also leased certain of its property and equipment through capital leases, which have either expired or expire through 2012. Capitalized leases included in property and equipment amounted to approximately $139,000, before accumulated depreciation of $101,000, and $139,000, before accumulated depreciation of $80,000, as of November 30, 2010 and 2009, respectively.  Minimum future obligations under the operating and capital leases as of November 30, 2010 are as follows:

Year ending November 30,	Operating Leases	Capital Leases

2011	$171,949	$23,246
2012	177,467	12,521
2013	183,151	--
2014	189,006	--
2015	194,358	--
Thereafter	637,067	--

Total minimum lease payments	$1,552,998	$35,767

Less: Interest		$(4,054)

Principal Portion		$31,713

Less: Current Portion		(19,814)

Long-Term Portion		$11,899

Rent expense was $198,294 and $201,874 for the years ended November 30, 2010 and 2009, respectively.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009

NOTE 8 - INCOME TAXES

The (benefit) provision for income taxes consisted of the following as of November 30:

	2010	2009

Current provision:
Federal	$--	$--
State	21,800	1,600
	21,800	1,600
Deferred (benefit) expense:
Federal	(37,000)	(30,000)
State	--	--
	(37,000)	(30,000)

Total income tax (benefit) provision	$(15,200)	$(28,400)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.  The tax effect of temporary differences consisted of the following as of November 30:

	2009	2008

Deferred tax assets
Net operating loss carryforwards	$335,600	$421,200
Other	128,400	83,700
Gross deferred tax assets	464,000	504,900
Less valuation allowance	(322,000)	(399,900)

Net deferred tax assets	$142,000	$105,000

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  The valuation allowance decreased by $77,900 from 2009 and decreased by $88,700 from 2008.

At November 30, 2010, the Company has a federal income tax net operating loss carryforward of approximately $959,000.  The federal net operating loss carry forwards began expiring in 2010 and continues to expire through the year 2023.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009

NOTE 8 - INCOME TAXES (continued)

Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

A reconciliation of the effective tax with the federal statutory rate is as follows as of November 30:

	2009	2008

Expected income tax expense (benefit) at 35% statutory rate	$81,000	$47,300
Change in valuation allowance	(77,900)	(88,700)
Nondeductible expenses	16,500	3,300
State income taxes	11,100	1,600
Other	(45,900)	8,100

Tax (benefit) expense	$(15,200)	$(28,400)

NOTE 9 - SUBSEQUENT EVENTS

On December 28, 2010, Christine Koenemann and Lawrence Parker exercised stock options to purchase stock.  Christine Koenemann exercised the right to purchase 25,000 shares of common stock at $0.25 per share for a total of $6,250.  Lawrence Parker exercised the right to purchase 20,000 shares of common stock at $0.25 per share for a total of $5,000.