Form 10-Q
period 2011-02-28
WESTBRIDGE RESEARCH GROUP
filed 2011-04-14
CIK 750150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☐

The number of shares of issuer’s Common Stock, no par value, outstanding as of April 13, 2011 was 2,148,438.

Westbridge Research Group

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

PART I  –  FINANCIAL INFORMATION

ITEM 1  –  FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	FEBRUARY 28, 2011 (unaudited)	NOVEMBER 30, 2010 (audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$950,395	$1,493,142
Short term investments	1,000	1,000
Trade accounts receivable, less allowance for doubtful accounts of $14,600 and $3,000, respectively	741,672	192,696
Inventories	768,798	577,450
Deferred tax asset	72,000	72,000
Prepaid expenses and other current assets	229,992	210,011

TOTAL CURRENT ASSETS	2,763,857	2,546,299

PROPERTY AND EQUIPMENT, net	482,718	502,909
INTANGIBLE ASSET	151,600	151,600
DEFERRED TAX ASSET, net of current portion	70,000	70,000

TOTAL ASSETS	$3,468,175	$3,270,808

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)
	FEBRUARY 28, 2011 (unaudited)	NOVEMBER 30, 2010 (audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$125,032	$64,306
Accrued expenses	302,020	502,436
Line of credit	200,000	–
Current portion of capital leases	18,030	19,814
Current portion of long-term debt	1,997	3,974

TOTAL CURRENT LIABILITIES	647,079	590,530

Capital leases, net of current portion	8,388	11,899

TOTAL LIABILITIES	655,467	602,429

Commitments (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock:
Authorized 5,000,000 shares No shares issued and outstanding	–	–
Common stock, no par value:
Authorized 37,500,000 shares Issued and outstanding 2,148,438 and 2,103,438 shares at February 28, 2011 and November 30, 2010, respectively	8,491,104	8,479,854
Paid in capital	224,172	224,172
Accumulated deficit	(5,902,568)	(6,035,647)

TOTAL SHAREHOLDERS' EQUITY	2,812,708	2,668,379

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,468,175	$3,270,808

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED FEBRUARY 28,
	2011	2010

NET SALES	$996,669	$786,662

COST OF SALES	394,481	328,983

GROSS PROFIT	602,188	457,679

OPERATING EXPENSES
Research and development	57,302	56,532
Selling	273,632	234,010
General and administrative	221,995	153,025

TOTAL OPERATING EXPENSES	552,929	443,567

Operating income	49,259	14,112

OTHER INCOME (EXPENSE)
Other income	101,520	45,858
Interest expense	4,266	3,759
Interest income	166	619

Income before income taxes	146,679	56,830

Provision for income taxes	13,600	1,600

Net income	$133,079	$55,230

Basic earnings per common share	$0.06	$0.03

Weighted average shares outstanding	2,133,438	2,103,438

Diluted earnings per common share	$0.06	$0.03

Weighted average shares and options outstanding	2,231,735	2,183,949

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED
	FEBRUARY 28,	FEBRUARY 28,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,079	$55,230
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	33,222	38,652
Increase in allowance for doubtful accounts	11,600	17,584
Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable	(560,576)	(430,037)
Receipts of long-term account receivable	--	157,766
Increase in inventories	(191,348)	(213,425)
(Decrease) increase in prepaid expenses	(19,981)	57,480
Increase in accounts payable	60,726	92,579
Decrease in accrued liabilities	(200,416)	(183,740)

Net cash used in operating activities	(733,694)	(407,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,031)	(50,103)

Net cash used in investing activities	(13,031)	(50,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(5,295)	(4,588)
Stock purchase	11,250	--
Borrowings (payments) on line of credit	200,000	(50,000)
Payments on long-term debt	(1,977)	(1,902)

Net cash provided by (used in) financing activities	203,978	(56,490)

DECREASE IN CASH AND CASH EQUIVALENTS	(542,747)	(514,504)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,493,142	1,267,254

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$950,395	$752,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,266	$3,759
Taxes	$1,600	$1,600

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2010 Annual Report on Form 10-K, filed February 28, 2011.  The results of operations for the quarter ended February 28, 2011, are not necessarily indicative of the operating results for the full year.

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

Concentrations

A majority of the Company’s domestic sales are concentrated in Washington, California and Minnesota.  The majority of the Company’s foreign sales are concentrated in Peru and South Korea.  For the quarter ended February 28, 2011, three customers represented 58% of accounts receivable and for the quarter ended February 28, 2010, three customers represented 71% of accounts receivable.  The Company has four large customers whose combined purchases amounted to 56% and 52% of the Company’s net sales for the three months ended February 28, 2011 and 2010, respectively.  Total international sales represent 31% and 27% of total sales for the three months ended February 28, 2011 and 2010, respectively. The Company has no assets located in foreign countries.

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

Net Income Per Share

Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method.  The weighted average diluted shares outstanding for the periods ended February 28, 2011 and 2010 excludes the dilutive effect of approximately 192,500 and 172,500 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Period Ended
	February 28, 2011	February 28, 2010

Numerator for earnings per common share	$133,079	$55,230

Denominator for basic earnings per common share	2,133,438	2,103,438

Effect of dilutive securities	98,297	80,511

Denominator for diluted earnings per common share	2,231,735	2,183,949

Net income per common share:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.  As of February 28, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Long-Lived Assets

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company combines all its indefinite lived formulas which mainly consist of Soil TRIGGRR® and Foliar TRIGGRR® into a single unit of accounting.  The analysis encompasses future cash flows from sales of Soil TRIGGRR® and Foliar TRIGGRR® product lines. In conducting the annual impairment test in 2010, the Company determined that the estimated fair value of the formulas, calculated using a discounted cash flow analysis, exceeded their carrying amounts. No changes have occurred since the impairment test that would require the Company to re-evaluate its formulas.

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

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, and the balance of payment expected on December 15, 2008.  There have been amendments to the agreement as the buyers needed additional time to complete the purchase.  In November 2010, the parties agreed upon Amendment No. 3 which extends the time to complete the purchase to September 30, 2011.  As of February 28, 2011, the Company has received non-refundable payments from the buyers totaling $1,000,000 with $100,000 due no later than April 30, 2011 and $150,000 due no later than September 30, 2011 to complete the purchase.

The Company has applied the deposits, first against its long-term receivable and the remainder is being recognized as other income.  As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received on its long-term receivable.  As of February 28, 2011, the Company has paid $299,273 under these arrangements from the deposits collected.

To prevent claims being raised against the Company and the property in the Mexican courts, the Company and buyer entered into a new agreement whereby the rights to the property were transferred to buyer in exchange for a promissory note in the amount of $550,000 which allows foreclosure on the property if the note is not paid in accordance with the scheduled payments previously agreed.

NOTE 3 – INVENTORIES

Inventories, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.  The Company’s inventories increased as of the end of the quarter ended February 28, 2011 in preparation for the second quarter, which is the Company’s busiest time of the year.  Inventories consist of the following at:

	February 28, 2011	November 30, 2010

Raw materials	$359,102	$285,696
Finished goods	409,696	291,754
Total inventories	$768,798	$577,450

There are a limited number of suppliers for certain raw materials used by the Company in its products.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

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

	February 28, 2011	November 30, 2010
Machinery & equipment	$716,659	$704,186
Furniture & fixtures	128,091	128,091
Vehicles	55,442	55,442
Leasehold improvements	369,298	368,740

Total Property and Equipment	1,269,490	1,256,459
Less accumulated depreciation and amortization	(786,772)	(753,550)

Property and Equipment, net	$482,718	$502,909

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following at:

	February 28, 2011	November 30, 2010

Sales commissions	$13,582	$183,615
Deferred rent	81,070	78,202
Warranty	27,500	36,363
Accrued vacation	74,475	74,475
Accrued state income tax	12,200	20,200
Accrued payroll	9,000	71,000
Accrued accounting fees	27,500	–
Due customers	37,084	25,056
Other	19,609	13,525

Total accrued expenses	$302,020	$502,436

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

As there is no public market for its common stock, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.  For the three month period ended February 28, 2011 and 2010, the Company expensed $0 of stock option expense.

NOTE 7 – COMMITMENTS

The Company entered into a lease of a freestanding industrial building with 19,504 square feet of office, storage and production space on December 5, 2006.  The lease originally had an expiration date of January 31, 2015 and monthly base rent was $13,653 with annual increases.  In August, 2010, the Company negotiated to extend the term for an additional four years to January 31, 2019 with the option of an additional three year extension through January 31, 2021, and in exchange received  a $1,000 per month rent decrease beginning September 1, 2010 through the end of the initial lease term, January 31, 2015.  The rent will be set at fair market value effective February 1, 2015 for the remaining term of the lease.  The rent under the lease for the initial year is approximately $13,650 per month, with three percent increases each year. The Company must also pay certain other customary expenses under the lease.  Rent is expensed on a straight-line basis over the term of the lease.

The Company also entered into a month-to-month lease of a building with 3,883 square feet of storage space on October 30, 2008.  Monthly base rent is $2,000 and the lease commenced on December 1, 2008.

SUBSEQUENT EVENTS

The Company entered into a lease of a freestanding industrial building with 11,300 square feet of primarily storage space on April 8, 2011.  The lease commences on May 1, 2011, with early occupancy on April 8, 2011.  The lease has a term of four (4) years with an option to extend the term for an additional forty-five (45) months at the fair market rate at the time of extension.  The rent under the new lease is $2,750 per month through December 31, 2011, $6,215 per month for the period January 1, 2012 through December 31, 2012, and $6,441 per month for the period January 1, 2013 through April 30, 2015.

On April 4, 2011, the Company also gave a 30-day notice of termination on the month-to-month lease of 3,883 square feet of storage space.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.  Westbridge Research Group and its wholly-owned subsidiary, Westbridge Agricultural Products may hereinafter be referred to collectively as “Westbridge,” the “Company,” “we,” “our,” “us,” and “our company”.  When we use the words “anticipates”, “plans”, “expects”, “believes”, “should”, “could”, “may”, and similar expressions, we are identifying forward-looking statements. These risks and uncertainties include, but are not limited to, a slow-down in the domestic or international markets for the Company’s products; greater competition for customers from businesses who are larger and better capitalized; local, state, federal or international regulatory changes which adversely impact the Company’s ability to manufacture or sell its products, particularly its organic products; the reliance of the Company on limited sources of raw materials; an increase in the Company’s costs of raw materials. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” of our most recent Annual Report filed on Form 10-K.

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

Results of Operations:

Net sales for the three month period ended February 28, 2011 were $996,669, representing a 27% increase from the same period in the prior year.  This increase is primarily associated with increased sales to two foreign distributors and one domestic customer.

Cost of sales as a percentage of net sales decreased to 40% for the quarter ended February 28, 2011 as compared with 42% for the same period in the prior year.  This decrease is primarily due to the product mix of sales during the quarter ended February 28, 2011 as compared with the same period in the prior year.

Research and development expenses for the three month period ended February 28, 2011 increased 1%, or $770, to $57,302 compared with the same period in the prior year.

Selling expenses for the three month period ended February 28, 2011 increased $39,622, or 17%, compared with the same period in the prior year. This increase is primarily due to the addition of a salesperson in the third quarter 2010 and increased trade show and advertising expenses.

General and administrative expenses for the three month period ended February 28, 2011 increased $68,970 or 45%, when compared with the same period in the prior year.  This increase is primarily due to the addition of a finance consultant in the third quarter of 2010 and a timing difference in expensing certain services performed.

Other income for the three month periods ended February 28, 2011 increased by $55,662 compared to the same period in the prior year.  This increase primarily represents the net proceeds of installment payments from the sale of the Mexico property as discussed in Note 2 to the financial statements.

Net income for the quarter ended February 28, 2011 was $133,079 as compared with net income of $55,230, for the same period in the prior year.  As a result, basic earnings per share increased to $.06 per share for the three months ended February 28, 2011 compared with $.03 per share for the three months ended February 28, 2010.  This increase is primarily due to increased sales, as well as increased other income associated with the sale of the Mexico property.

Federal income taxes have not been provided for in the accompanying consolidated condensed statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income. The Company has approximately $959,000 of federal net operating loss carryforwards at November 30, 2010, which it is currently utilizing as offsets against current earnings to reduce or eliminate its income taxes.  Management has provided for California state income taxes.  In addition, management has assessed the recoverable value of its deferred tax assets at $142,000 as the Company has been able to achieve its budgeted targets and the Company expects to utilize these benefits over the next three years.

Liquidity and Capital Resources:

Working capital was $2,116,778 at February 28, 2011, an increase of $161,009, from $1,955,769 at November 30, 2010.  This increase is primarily due to an installment received from the sale of the Mexico property in December 2010.  Agricultural product sales are typically seasonal in nature with heavier sales in the spring months, which normally reduces cash flow significantly during the fall and winter months.

The Company has a $500,000 line of credit available to be drawn down if required, of which, $200,000 has been drawn as of February 28, 2011.  This line of credit is secured by all the assets of the Company.  The line of credit expires on April 16, 2011 and the renewal is pending.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this item.

ITEM 4.	Controls and Procedures.

The Company's management, with the participation of the Company's principal executive and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 28, 2011, the end of the quarterly fiscal period covered by this quarterly report. Based on this evaluation, the Company's principal executive and principal financial officer concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended February 28, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010, which could materially affect our business, financial condition or operating results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Ms. Koenemann and Dr. Parker exercised options for 25,000 and 20,000 shares of the Company’s common stock, respectively, granted to them under the Company’s 2001 Stock Option Plan.  The exercise price was $0.25 per share.  A total of $11,250 was realized by the Company from this exercise.  That amount was added to the working capital of the Company.  These shares were not registered.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

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

WESTBRIDGE RESEARCH GROUP (Registrant)

Dated: April 13, 2011	By:	/s/ Christine Koenemann
Christine Koenemann, President
Principal Executive Officer
Principal Financial Officer