Form 10-Q
period 2011-05-31
WESTBRIDGE RESEARCH GROUP
filed 2011-07-14
CIK 750150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

The number of shares of issuer’s Common Stock, no par value, outstanding as of July 11, 2011 was 2,148,438.

Westbridge Research Group

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	MAY 31, 2011	NOVEMBER 30, 2010
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,706,360	$1,493,142
Short term investments	1,000	1,000
Trade accounts receivable, less allowance for doubtful accounts of $10,600 and $3,000, respectively	535,304	192,696
Inventories	818,064	577,450
Deferred tax asset	72,000	72,000
Prepaid expenses and other current assets	196,148	210,011

TOTAL CURRENT ASSETS	3,328,876	2,546,299

PROPERTY AND EQUIPMENT, net	491,064	502,909
INTANGIBLE ASSET	151,600	151,600
DEFERRED TAX ASSET, net of current portion	70,000	70,000

TOTAL ASSETS	$4,041,540	$3,270,808

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)

	MAY 31, 2011	NOVEMBER 30, 2010
	(unaudited)	(audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$210,523	$64,306
Accrued expenses	428,044	502,436
Current portion of capital leases	19,520	19,814
Note payable	679	3,974

TOTAL CURRENT LIABILITIES	658,766	590,530

Capital leases, net of current portion	1,765	11,899

TOTAL LIABILITIES	660,531	602,429

Commitments (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock, no par value: Authorized 5,000,000 shares No shares issued and outstanding	--	--
Common stock, no par value: Authorized 37,500,000 shares Issued and outstanding 2,148,438 and 2,103,438 shares at May 31, 2011 and November 30, 2010, respectively	8,491,104	8,479,854
Paid in capital	237,650	224,172
Accumulated deficit	(5,347,745)	(6,035,647)

TOTAL SHAREHOLDERS' EQUITY	3,381,009	2,668,379

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,041,540	$3,270,808

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED MAY 31		SIX MONTHS ENDED MAY 31
	2011	2010	2011	2010

NET SALES	$2,022,994	$2,188,149	$3,019,663	$2,974,811

COST OF SALES	783,932	811,118	1,178,413	1,140,101

GROSS PROFIT	1,239,062	1,377,031	1,841,250	1,834,710

OPERATING EXPENSES
Research and development	64,968	63,180	122,270	119,712
Selling	350,828	439,482	624,460	673,492
General and administration	227,586	201,399	449,581	354,424
TOTAL OPERATING EXPENSES	643,382	704,061	1,196,311	1,147,628

Operating income	595,680	672,970	644,939	687,082

OTHER INCOME (EXPENSE)
Interest expense	(3,364)	(3,290)	(7,630)	(7,049)
Interest income	292	--	458	619
Other income	215	34,455	101,735	80,313

Income before income taxes	592,823	704,135	739,502	760,965

Provision for income taxes	(38,000)	(50,000)	(51,600)	(51,600)

Net income	$554,823	$654,135	$687,902	$709,365

Basic earnings per common share	$0.26	$0.31	$0.32	$0.34

Basic weighted average shares outstanding	2,148,438	2,103,438	2,140,938	2,103,438

Diluted earnings per common share	$0.25	$0.29	$0.31	$0.32

Diluted weighted average shares outstanding	2,246,735	2,232,846	2,239,235	2,232,846

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	MAY 31, 2011	MAY 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$687,902	$709,365

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,444	73,786
Stock compensation expense	13,478	32,741
Increase in allowance for doubtful accounts	7,600	17,584

Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable	(350,208)	(1,049,206)
Receipts of long-term account receivable	--	157,766
[Increase] decrease in inventories	(240,614)	91,648
Decrease in prepaid expenses	13,863	20,087
Increase [decrease] in accounts payable	146,217	(13,335)
[Decrease] increase in accrued expenses	(74,392)	72,842

Net cash provided by operating activities	270,290	113,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(54,599)	(58,620)

Net cash used in investing activities	(54,599)	(58,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(10,428)	(9,345)
Proceeds from issuance of common stock	11,250	--
Net [payment] advances from line of credit	--	(25,000)
Payments on long-term debt	(3,295)	(3,822)

Net cash used in financing activities	(2,473)	(38,167)

INCREASE IN CASH AND CASH EQUIVALENTS	213,218	16,491

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,493,142	1,267,254

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,706,360	$1,283,745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,630	$7,049
Taxes	$1,600	$1,600

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2010 Annual Report on Form 10-K, filed February 28, 2011.  The results of operations for the quarter and six months ended May 31, 2011, are not necessarily indicative of the operating results for the full year.

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

Concentrations

A majority of the Company’s domestic sales are concentrated in Washington, California and Minnesota.  The majority of the Company’s foreign sales are concentrated in Peru and South Korea.  As of May 31, 2011, three customers represented 50% of accounts receivable and as of May 31, 2010, two customers represented 47% of accounts receivable.  The Company has four large customers whose combined purchases amounted to 45% and 36% of the Company’s net sales for the six months ended May 31, 2011 and 2010, respectively.  Total international sales represent 13% and 15% of total sales for the six months ended May 31, 2011 and 2010, respectively. The Company has no assets located in foreign countries.

Research and Development

It is the Company’s policy to expense research and development costs when incurred.

Advertising

Advertising expense is comprised of media, agency and promotion costs.  Advertising expenses are charged to expense as incurred.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Share

Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method.  The weighted average diluted shares outstanding for the periods ended May 31, 2011 and 2010 excludes the dilutive effect of approximately 192,500 stock options since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Three Months Ended May 31, 2011 and 2010		Six Months Ended May 31, 2011 and 2010

Net income	$554,823	$654,135	$687,902	$709,365

Denominator for basic earnings per common share	2,148,438	2,103,438	2,140,938	2,103,438

Effect of dilutive securities	98,297	129,408	98,297	129,408

Denominator for diluted earnings per common share	2,246,735	2,232,846	2,239,235	2,232,846

Net income per common share:
Basic	$0.26	$0.31	$0.32	$0.34
Diluted	$0.25	$0.29	$0.31	$0.32

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.  As of May 31, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

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

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, and the balance of payment expected on December 15, 2008.  There have been amendments to the agreement as the buyers needed additional time to complete the purchase.  In November 2010, the parties agreed upon Amendment No. 3 which extends the time to complete the purchase to September 30, 2011.  As of May 31, 2011, the Company has received non-refundable payments from the buyers totaling $1,000,000 and are awaiting a $100,000 payment which was due no later than April 30, 2011 and has not yet been received.  The last payment of $150,000 is due no later than September 30, 2011 to complete the purchase.

The Company has applied the deposits, first against its long-term receivable and the remainder is being recognized as other income.  As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received on its long-term receivable.  As of May 31, 2011, the Company has paid $299,273 under these arrangements from the deposits collected.

To prevent claims being raised against the Company and the property in the Mexican courts, the Company and buyer entered into a new agreement whereby the rights to the property were transferred to buyer in exchange for a promissory note in the amount of $550,000 which allows foreclosure on the property if the note is not paid in accordance with the scheduled payments previously agreed.

NOTE 3 – INVENTORIES

Inventories, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.  The Company’s inventories increased as of the quarter ended May 31, 2011 as the Company is able to store additional raw materials that require longer lead times as well as utilizing forecasting tools to build inventory.  Inventories consist of the following at:

	May 31, 2011	November 30, 2010

Raw materials	$413,144	$285,696
Finished goods	404,920	291,754
Total inventories	$818,064	$577,450

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

	May 31, 2011	November 30, 2010
Machinery & equipment	$729,555	$704,186
Furniture & fixtures	156,763	128,091
Vehicles	55,442	55,442
Leasehold improvements	369,298	368,740

Total Property and Equipment	1,311,058	1,256,459
Less accumulated depreciation and amortization	(819,994)	(753,550)

Property and Equipment, net	$491,064	$502,909

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following at:

	May 31, 2011	November 30, 2010

Sales commissions	$137,286	$183,615
Deferred rent	83,490	78,202
Warranty	27,500	36,363
Accrued vacation	74,475	74,475
Accrued state income tax	50,200	20,200
Accrued payroll	18,000	71,000
Due customers	17,251	25,056
Other	19,842	13,525

Total accrued expenses	$428,044	$502,436

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

As there is no public market for its common stock, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.  For the six month period ended May 31, 2011 and 2010, the Company expensed $13,478 and $32,741, respectively, of stock option expense.

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

The Company entered into a lease of a freestanding industrial building with 11,300 square feet of primarily storage space on April 8, 2011.  The lease commenced on May 1, 2011, with early occupancy on April 8, 2011.  The lease has a term of four (4) years with an option to extend the term for an additional forty-five (45) months at the fair market rate at the time of extension.  The rent under the new lease is $2,750 per month through December 31, 2011, $6,215 per month for the period January 1, 2012 through December 31, 2012, and $6,441 per month for the period January 1, 2013 through April 30, 2015.

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

Results of Operations:

Net sales for the three month period ended May 31, 2011 were $2,022,994, representing a decrease of 8%, or $165,155, from the same period in the prior year.  For the six month period ended May 31, 2011, sales were $3,019,663 which represents an increase of 2%, or $44,852, from the prior year’s sales of $2,974,811. The three month decrease is primarily due to a delay in the growing season due to extended cold weather in California and the Pacific Northwest.  The six month increase is due to increases in sales to the Mid West and International sales.

Cost of sales as a percentage of net sales increased to 39% for the quarter ended May 31, 2011 as compared with 37% for the same period in the prior year.  For the six month period ended May 31, 2011, cost of sales as a percentage of net sales increased to 39% as compared with 38% for the same period in the prior year.  These increases are primarily due to the product mix.

Research and development expenses for the three and six month periods ended May 31, 2011 increased 3%, or $1,788, and 2%, or $2,558, respectively, compared with the same periods in the prior year.  These increases are primarily due to increases in salaries and wages.

Selling expenses for the three and six month periods ended May 31, 2011 decreased 20%, or $88,654, to $350,828 and decreased 7%, or $49,032, to $624,460, respectively compared with the same periods in the prior year. These decreases are primarily due to a reduction in advertising expenses as well as a reduction in commission expense associated with the customer mix.

General and administrative expenses for the three and six month periods ended May 31, 2011 increased $26,187 or 13% and $95,157 or 27%, respectively, when compared with the same periods in the prior year.  This increase is primarily due to the addition of a financial consultant in the third quarter of 2010 and a timing difference in expensing certain services performed.

Other income for the three and six month periods ended May 31, 2011 decreased $34,240 and increased $21,422, respectively, compared to the same periods in the prior year.  These decreases and increases in other income primarily represent the net proceeds of installment payments from the sale of the Mexico property as discussed in Note 2 to the financial statements.

Net income for the quarter ended May 31, 2011 was $554,823 as compared with net income of $654,135, for the same period in the prior year.  Net income for the six month period ended May 31, 2011 was $687,902 as compared with net income of $709,365 in the prior year.  As a result, basic earnings per share decreased to $0.32 for the six months ended May 31, 2011 compared with $0.34 per share for the six months ended May 31, 2010.

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

Liquidity and Capital Resources:

Working capital was $2,670,110 at May 31, 2011, an increase of $714,341, from $1,955,769 at November 30, 2010.  This increase is primarily due to increased trade receivables and collections as the second quarter is consistently the Company’s busiest time of the year.  Agricultural product sales are typically seasonal in nature with heavier sales in the spring months, increasing cash flow during the spring and summer months while normally reducing cash flow significantly during the fall and winter months.

The Company’s line of credit expired on April 16, 2011.  The Company and its lender could not reach a mutual agreement to renew the line of credit.  The Company paid all outstanding balances on the line of credit by the expiration date.    The Company is currently in negotiations with another lender to secure a line of credit.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this item.

ITEM 4.    Controls and Procedures.

The Company's management with the participation of the Company's principal executive and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 31, 2011, the end of the quarterly fiscal period covered by this quarterly report. Based on this evaluation, the Company's principal executive and principal financial officer concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended May 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

A.    EXHIBIT

31.1    Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.    REPORTS ON FORM 8-K

Form 8-K, filed on April 29, 2011, disclosing the Employment Agreement by and between Company and Christine Koenemann.
Form 8-K, filed on April 29, 2011, disclosing the Employment Agreement by and between Company and Dr. Larry Parker.
Form 8-K, filed on June 27, 2011, disclosing results of Submission of Matters to a Vote of Security Holders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTBRIDGE RESEARCH GROUP (Registrant)

Dated: July 14, 2011	By:	/s/ Christine Koenemann
Christine Koenemann, President Principal Executive Officer Principal Financial Officer