Form 10-Q
period 2011-08-31
WESTBRIDGE RESEARCH GROUP
filed 2011-10-13
CIK 750150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of issuer’s Common Stock, no par value, outstanding as of October 13, 2011 was 2,148,438.

Westbridge Research Group

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011

PART I  –  FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	AUGUST 31, 2011 (unaudited)	NOVEMBER 30, 2010 (audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,701,820	$1,493,142
Short term investments	1,000	1,000
Trade accounts receivable, less allowance for doubtful accounts of $6,600 and $3,000, respectively	294,025	192,696
Inventories	878,176	577,450
Deferred tax asset	72,000	72,000
Prepaid expenses and other current assets	256,480	210,011

TOTAL CURRENT ASSETS	3,203,501	2,546,299

PROPERTY AND EQUIPMENT, net	500,305	502,909
INTANGIBLE ASSET	151,600	151,600
DEFERRED TAX ASSET, net of current portion	70,000	70,000

TOTAL ASSETS	$3,925,406	$3,270,808

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)

	AUGUST 31, 2011 (unaudited)	NOVEMBER 30, 2010 (audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$92,654	$64,306
Accrued expenses	378,349	502,436
Current portion of capital leases	16,682	19,814
Note payable	--	3,974

TOTAL CURRENT LIABILITIES	487,685	590,530

Capital leases, net of current portion	--	11,899

TOTAL LIABILITIES	487,685	602,429

Commitments (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock, no par value: Authorized 5,000,000 shares No shares issued and outstanding	--	--
Common stock, no par value: Authorized 37,500,000 shares Issued and outstanding 2,148,438 and 2,103,438 shares at August 31, 2011 and November 30, 2010, respectively	8,491,104	8,479,854
Paid in capital	237,650	224,172
Accumulated deficit	(5,291,033)	(6,035,647)

TOTAL SHAREHOLDERS' EQUITY	3,437,721	2,668,379

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,925,406	$3,270,808

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED AUGUST 31			NINE MONTHS ENDED AUGUST 31
	2011	2010		2011	2010

NET SALES	$1,171,058		$914,852	$4,190,721	$3,889,663

COST OF SALES	562,585		453,977	1,740,998	1,594,078

GROSS PROFIT	608,473		460,875	2,449,723	2,295,585

OPERATING EXPENSES
Research and development	64,342		68,044	186,612	187,756
Selling	291,987		284,551	916,447	958,043
General and administration	211,493		216,200	661,074	570,624
TOTAL OPERATING EXPENSES	567,822		568,795	1,764,133	1,716,423

Operating income [loss]	40,651		(107,920)	685,590	579,162

OTHER INCOME [EXPENSE]
Interest expense	(84)		(2,560)	(7,714)	(9,609)
Interest income	249		976	707	1,595
Other income	15,896		34,875	117,631	115,187

Income [loss] before income taxes	56,712		(74,629)	796,214	686,335

Provision (benefit) for income taxes	0		(15,000)	51,600	36,600

Net income [loss]	$56,712		$(59,629)	$744,614	$649,735

Basic earnings per common share	$0.03		$(0.03)	$0.35	$0.31

Basic weighted average shares outstanding	2,148,438		2,103,438	2,143,438	2,103,438

Diluted earnings per common share	$0.03	$	N/A	$0.33	$0.29

Diluted weighted average shares outstanding	2,246,735		N/A	2,241,735	2,232,846

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS ENDED
	AUGUST 31, 2011	AUGUST 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$744,614	$649,735

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	106,878	107,161
Stock compensation expense	13,478	41,296
Increase [decrease] in allowance for doubtful accounts	3,600	(3,416)

Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable	(104,929)	(133,967)
Receipts of long-term account receivable	--	157,766
[Increase] decrease in inventories	(300,726)	56,025
[Increase] decrease in prepaid expenses	(46,469)	4,560
Increase in accounts payable	28,348	22,090
[Decrease] increase in accrued expenses	(124,087)	44,344

Net cash provided by operating activities	320,707	945,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(104,274)	(64,931)

Net cash used in investing activities	(104,274)	(64,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(15,031)	(14,272)
Proceeds from issuance of common stock	11,250	--
Net payments on line of credit	--	(120,000)
Payments on long-term debt	(3,974)	(5,761)

Net cash used in financing activities	(7,755)	(140,033)

INCREASE IN CASH AND CASH EQUIVALENTS	208,678	740,630

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,493,142	1,267,254

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,701,820	$2,007,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,714	$9,609
Taxes	$1,600	$1,600

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

Basis of Presentation

The accompanying unaudited consolidated condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2010 Annual Report on Form 10-K, filed February 28, 2011.  The results of operations for the quarter and nine months ended August 31, 2011, are not necessarily indicative of the operating results for the full year.

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

Concentrations

A majority of the Company’s domestic sales are concentrated in Washington, California and Minnesota.  The majority of the Company’s foreign sales are concentrated in Peru and South Korea.  As of August 31, 2011, three customers represented 70% of accounts receivable and as of August 31, 2010, three customers represented 49% of accounts receivable.  The Company has four large customers whose combined purchases amounted to 35% and three large customers whose combined purchases amounted to 29% of the Company’s net sales for the nine months ended August 31, 2011 and 2010, respectively.  Total international sales represent 14% and 13% of total sales for the nine months ended August 31, 2011 and 2010, respectively. The Company has no assets located in foreign countries.

Research and Development

It is the Company’s policy to expense research and development costs when incurred.

Advertising

Advertising expense is comprised of media, agency and promotion costs.  Advertising expenses are charged to expense as incurred.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Share

Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method.  The weighted average diluted shares outstanding for the periods ended August 31, 2011 and 2010 excludes the dilutive effect of approximately 192,500 stock options since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Three Months Ended August 31, 2011 and 2010				Nine Months Ended August 31, 2011 and 2010

Net income [loss]	$56,712	$	[59,629	]	$744,614	$649,735

Denominator for basic earnings per common share	2,148,438		2,103,438		2,143,438	2,103,438

Effect of dilutive securities	98,297		N/A		98,297	129,408

Denominator for diluted earnings per common share	2,246,735		N/A		2,241,735	2,232,846

Net income [loss] per common share:
Basic	$0.03	$	[0.03	]	$0.35	$0.31
Diluted	$0.03	$	N/A		$0.33	$0.29

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.  As of August 31, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company does not amortize indefinite lived intangible assets, but test these assets for impairment annually or whenever indicators of impairments arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  The Company’s intangible assets with indefinite lives primarily consist of purchased formulas.  Generally, the Company has determined that its formulas have indefinite useful lives due to the following:

●	Formulas and trade secret applications which are classified as pesticides or bio-pesticides are generally authorized by the US EPA subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;
●	Maintenance expenditures to obtain future cash flows are not significant;
●	The Soil TRIGGRR® and Foliar TRIGGRR® formulations are not technologically dependent; and
●	The Company intends to use these assets indefinitely.

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

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, and the balance of payment expected on December 15, 2008.  There have been amendments to the agreement as the buyers needed additional time to complete the purchase.  In November 2010, the parties agreed upon Amendment No. 3 which extends the time to complete the purchase to September 30, 2011.  As of August 31, 2011, the Company has received non-refundable payments from the buyers totaling $1,023,548 and are awaiting the remaining $76,452 of the $100,000 payment due August 31, 2011.  The Company is also in negotiations with the buyers to extend the time to complete the purchase to February, 2012.  The last payment of $150,000 would be due no later than February 29, 2012 to complete the purchase.

The Company has applied the deposits, first against its long-term receivable and the remainder is being recognized as other income.  As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received on its long-term receivable.  As of August 31, 2011, the Company has paid $299,273 and accrued $7,088 under these arrangements from the deposits collected.

To prevent claims being raised against the Company and the property in the Mexican courts, the Company and buyer entered into a new agreement whereby the rights to the property were transferred to buyer in exchange for a promissory note in the amount of $550,000 which allows foreclosure on the property if the note is not paid in accordance with the scheduled payments previously agreed.

NOTE 3 – INVENTORIES

Inventories, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.  The Company’s inventories increased as of the quarter ended August 31, 2011 as the Company is able to store additional raw materials that require longer lead times as well as utilizing forecasting tools to build inventory.  Inventories consist of the following at:

	August 31, 2011	November 30, 2010

Raw materials	$439,031	$285,696
Finished goods	439,145	291,754
Total inventories	$878,176	$577,450

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

	August 31, 2011		November 30, 2010

Machinery & equipment	$766,991		$704,186
Furniture & fixtures	169,002		128,091
Vehicles	55,442		55,442
Leasehold improvements	369,298		368,740

Total Property and Equipment	1,360,733		1,256,459
Less accumulated depreciation and amortization	[860,428	]	[753,550	]

Property and Equipment, net	$500,305		$502,909

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following at:

	August 31, 2011	November 30, 2010

Sales commissions	$92,150	$183,615
Deferred rent	85,910	78,202
Warranty	27,500	36,363
Accrued vacation	74,475	74,475
Accrued state income tax	50,200	20,200
Accrued payroll	27,000	71,000
Due customers	18,684	25,056
Other	2,430	13,525

Total accrued expenses	$378,349	$502,436

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

As there is no public market for its common stock, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.  For the nine month period ended August 31, 2011 and 2010, the Company expensed $13,478 and $41,296, respectively, of stock option expense.

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

The Company entered into a lease of a freestanding industrial building with 11,300 square feet of primarily storage space on April 8, 2011.  The lease commenced on May 1, 2011, with early occupancy on April 8, 2011.  The lease has a term of four years with an option to extend the term for an additional forty-five months at the fair market rate at the time of extension.  The rent under the new lease is $2,750 per month through December 31, 2011, $6,215 per month for the period January 1, 2012 through December 31, 2012, and $6,441 per month for the period January 1, 2013 through April 30, 2015.

The Company has a $500,000 line of credit with a bank, secured by all the Company’s assets with usual banking covenants.  As of August 31, 2011, there were no outstanding borrowings against the line. Borrowings under the line of credit bear interest at the bank’s prime rate plus 1%, but not less than 5% per annum.  The interest rate as of August 31, 2011 is 5%.  Interest is payable monthly.

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

Results of Operations:

Net sales for the three month period ended August 31, 2011 were $1,171,058, representing an increase of 28%, or $256,206, from the same period in the prior year.  For the nine month period ended August 31, 2011, sales were $4,190,721 which represents an increase of 8%, or $301,058, from the prior year’s sales of $3,889,663. These increases are primarily due to greater sales in the mid-west and to growers of vine crops on the west coast.  Additionally, in management’s view, the Company’s sales and educational efforts over a number of years have resulted in its products gaining acceptance with growers and distributors.

Cost of sales as a percentage of net sales decreased to 48% for the quarter ended August 31, 2011 as compared with 50% for the same period in the prior year.  For the nine month period ended August 31, 2011, cost of sales as a percentage of net sales increased to 42% as compared with 41% for the same period in the prior year.  These changes are primarily due to the product mix.

Research and development expenses for the three and nine month periods ended August 31, 2011 decreased 5%, or $3,702, and 1%, or $1,144, respectively, compared with the same periods in the prior year.  These decreases are primarily due to decreased travel and product trial expenses.

Selling expenses for the three and nine month periods ended August 31, 2011 increased 3%, or $7,436, to $291,987 and decreased 4%, or $41,596, to $916,447, respectively compared with the same periods in the prior year.  The three month increase is primarily due to an increase in salaries related to the addition of sales and marketing staff.  The nine month decrease is primarily due to a reduction in advertising expenses as well as a reduction in commission expense associated with the customer mix.

General and administrative expenses for the three and nine month periods ended August 31, 2011 decreased $4,707 or 2% and increased $90,450 or 16%, respectively, when compared with the same periods in the prior year.  The three month decrease is primarily due to a timing difference in business personal property taxes and a reduction in stock compensation expense related to no issuance of stock options to the Director’s in 2011.  The nine month increase is primarily due to the addition of a financial consultant in the third quarter of 2010 and a timing difference in expensing certain services performed.

Other income for the three and nine month periods ended August 31, 2011 decreased $18,979 and increased $2,444, respectively, compared to the same periods in the prior year.  These decreases and increases in other income primarily represent the net proceeds of installment payments from the sale of the Mexico property as discussed in Note 2 to the financial statements.

Net income for the quarter ended August 31, 2011 was $56,712 as compared with net loss of $59,629, for the same period in the prior year.  Net income for the nine month period ended August 31, 2011 was $744,614 as compared with net income of $649,735 in the prior year.  As a result, basic earnings per share increased to $0.35 for the nine months ended August 31, 2011 compared with $0.31 per share for the nine months ended August 31, 2010.

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

Liquidity and Capital Resources:

Working capital was $2,715,816 at August 31, 2011, an increase of $760,047, from $1,955,769 at November 30, 2010.  This increase is primarily due to increased cash from collections during the second and third quarter which is consistently the Company’s busiest time of the year as well as increased inventory compared to year end.

The Company has secured a $500,000 line of credit available to be drawn down if required, of which, $0 has been drawn as of August 31, 2011.  This line of credit is secured by all the assets of the Company.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this item.

ITEM 4.   Controls and Procedures.

The Company's management with the participation of the Company's principal executive and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2011, the end of the quarterly fiscal period covered by this quarterly report. Based on this evaluation, the Company's principal executive and principal financial officer concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended August 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   REMOVED AND RESERVED.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

A.    EXHIBITS

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

B.    REPORTS ON FORM 8-K

Form 8-K, filed on August 25, 2011, disclosing the Employment Agreement by and between Company and Richard T. Forsyth.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTBRIDGE RESEARCH GROUP

Dated: October 13, 2011	By:	/s/ Christine Koenemann
Christine Koenemann, President
Principal Executive Officer

	By:	/s/ Richard Forsyth
Richard Forsyth, Chief Financial Officer
and General Counsel
Principal Financial Officer