Form 10-K
period 2011-11-30
WESTBRIDGE RESEARCH GROUP
filed 2012-03-14
CIK 750150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the transition period from ________ to _______

Commission File Number:  2-92261

WESTBRIDGE RESEARCH GROUP
(Exact Name of registrant as specified in its charter)

California	95-3769474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every International Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of  this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy  or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,826,172.

At March 14, 2012, there were outstanding 2,148,438 shares of the registrant’s common stock.

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

PART I

ITEM 1.  BUSINESS

OVERVIEW

Westbridge Research Group was incorporated in California in 1982.  From inception, Westbridge Research Group and its wholly-owned subsidiary, Westbridge Agricultural Products (hereinafter referred to collectively as “Westbridge,” the “Company,” “we,” “our,” “us,” and “our company”) have engaged in the development, manufacture and marketing of environmentally compatible products for the agriculture industry.  Those products are divided between conventional (non-organic) and organic.  The Company also produces a line of products that are used in industrial bioremediation.   During the past several years, the Company has placed an emphasis on the sale of agricultural inputs that meet the organic requirements as defined under the United States Department of Agriculture (“USDA”) National Organic Program (“NOP”).  The Company’s products are sold principally in the western region of the United States, but it has international sales as well, mostly in Peru and South Korea.  The Company sells its products through its own sales organization and through dealers and distributors.  Depending on the product, the Company’s products are effective on vines and tree crops, berries and vegetables.

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

Conventional Product Line

The Company’s conventional products are marketed under the trademarked brand names TRIGGRR®, SunBurst® and Earthtrend®.

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

Sustainable Product Line

The Company introduced its Earthtrend® line of products in 2010.  The Earthtrend® line is conventional (non-organic), however its products are based on the concepts of sustainable agriculture. While the Earthtrend® products are not organic, the Company uses non-toxic or less toxic ingredients in these products.

Organic Product Line

The Company’s organic products are marketed under the trademarked brand names TRIGGRR® and BioLink®.  The product line includes NPK (nitrogen-phosphorus-potassium) blends and micro and macronutrient blends that can be used on most plants including fruits and vegetables, trees, vines, shrubs, flowering ornamentals and containerized plants. These NPK blends are designed to correct nitrogen, phosphorus, and potassium deficiencies through drip irrigation, but in some cases can also be used as foliar applications.

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

Adjuvants

The Company sells non-ionic type spreaders, referred to as adjuvants, which provides quick wetting, more uniform water distribution, and increased retention of pesticide sprays by reducing surface tension of the spray droplets.  The Company markets its adjuvants line as synergists with other competing biological pesticide products to achieve better efficacy.

Insect Repellant

The Company’s product line also includes a liquid garlic-based insect repellant for use on most plants.

Programs

The Company markets its products through recommended programs it has developed over the years to assist with plant success. These programs are based on the type of key crop. For example, it has established programs for crops such as table and wine grapes, strawberries and high value nut and fruit tree orchards. Each program consists of one and usually more of the Company’s products. The programs include instructional information concerning the optimum type of application and the frequency and the time of applications. The Company believes that this type of comprehensive approach is of significant value to the grower.

DISTRIBUTION METHODS

In addition to an in-house sales force, the Company uses key regional and national distributors and dealers for reaching the U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company has three large customers whose combined purchases amounted to 33% of the Company’s agricultural product sales in 2011.  Sales to these customers amounted to 27% in 2010.

NEW PRODUCTS

The Company is the exclusive distributor in the United States of the products Blossom ProtectTM and BotectorTM. Blossom ProtectTM is a biological product to combat fire blight, a bacterial disease that attacks apple and pear trees and other pome fruit.  BotectorTM is a product for use in controlling the fungal disease botrytis and similar diseases in grapes, strawberries and other crops.  Both products were approved by the USEPA in January 2012 and will be introduced to the American market this year. State regulatory requirements may delay the introduction of BotectorTM in some states. The products are also approved for use in organic production in accordance with the USDA’s National Organic Program (USDA NOP) and are appropriate for an IPM regime.

Additionally, the Company is actively engaged in research and development activity for new products and is also investigating opportunities to either purchase or seek distribution rights of new products from third parties.

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

Research and development expenses for fiscal years 2011 and 2010, respectively, were $305,125 and $281,324.

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

MATERIALS AND SUPPLIERS

The Company purchases the raw materials for its products from a number of suppliers. A number of the Company’s employees devote substantial time to dealing with the purchase of materials and evaluating potential new suppliers. The Company has endeavored to diversify suppliers for many years, however there are a limited number of suppliers for certain raw materials used by the Company in its products.

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

In addition to the foregoing requirements, the Company's agricultural products must often be approved by state authorities before distribution in a state.  In some cases, this necessitates having to conduct field tests in the particular state to accumulate the necessary efficacy for registration.  Soil TRIGGRR® and Foliar TRIGGRR® have been federally registered with the USEPA. Blossom ProtectTM and BotectorTM have been registered by their manufacturer with the USEPA. In addition, the Company has registered its products with certain appropriate state agencies and is pursuing registration in other states.

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

The NOP announced a set of regulations effective 2009 meant to more strictly control those manufacturers of organic farm inputs which also produce conventional farm inputs. The new rules require dual manufacturers of liquid fertilizers (dual means both conventional and organic fertilizers), which manufacture organic liquid fertilizers of more than 3 percent nitrogen, to have a USDA NOP accredited third-party expert certify that (i) there is no fraud in the formulation of the organic fertilizer, (ii) the manufacturer has the appropriate infrastructure to produce the organic farm inputs, and (iii) a successful audit was conducted comparing incoming materials with outgoing finished product. The Company supports the implementation of these regulations. Although the Company does not currently manufacture an organic fertilizer that would mandate this certification, the Company has undergone annual inspections and has been certified.

The California Department of Food and Agriculture (CDFA) has promulgated a number of proposed regulations related to the inspection of facilities producing organic fertilizers under the California Organic Products Act of 2003.  The Company’s facilities and records underwent an inspection by CDFA in October 2011 and passed that inspection.

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

EMPLOYEES

At November 30, 2011, the Company had 19 employees, of which 15 are full-time and 4 are part time.  None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

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

RISKS RELATED TO OUR BUSINESS.

We are in a heavily regulated industry.

The production of pesticides is regulated by the USEPA and by state governments. Those regulations require the registration of many of our products.  Should the registration of one or more of our products be lost because of a change in the laws or for any other reason, it will have an adverse effect on the Company and its profitability.  That consequence could be minor to severe depending on the product.  Similarly, the Company could be required to make changes to its product formulations to comply with any newly enacted regulations, which changes could be costly both in terms of raw material changes but also changes in the manufacturing process and the willingness of the Company’s raw material suppliers to disclose their manufacturing processes.

The production of organic fertilizers is regulated by the federal government and often by state governments.  California is particularly becoming involved in the regulation of organic fertilizers.  USDA NOP regulations require the Company to adopt a material evaluation program. This is evidence of the Company belief that the organics industry as a whole is coming under increasing scrutiny and growing regulation. New regulations and changes to existing regulations may have a number of adverse consequences to the Company and its profitability.  The Company may find its cost of goods or manufacturing processes more expensive.  Or, the Company may determine that under some circumstances it is unable to produce its organic fertilizers because of restrictive measures taken by the government or industry groups.

The Company’s Sales are Impacted by Weather Conditions and the Availability of Water.

The Company sells most of its products through distributors and dealers both nationally and internationally.  A large number of end-users are located in the Pacific Northwest of the United States and California.  The Pacific Northwest is a prime growing region in the United States for many of the crops that benefit from the Company’s products.  However, that region is well-known for unpredictability in its weather.  The Pacific Northwest is frequently subject to severe winter conditions that postpone or shorten the growing season or damage perennial tree crops.  As a result, the Company’s sales of products into that region may from time to time be less than historically typical.  The unpredictability of weather makes it difficult for the Company to forecast sales with any significant degree of certainty.

California recently experienced a multi-year drought. During that time the state government limited water availability to growers in certain parts of California.  Growers were advised to use water wisely and conserve as much as possible through good on-farm water management practices. Additionally, water restrictions may occur as a result of court decisions on endangered species as was the case recently with the Delta smelt.  If water distribution is curtailed for these or any other reasons, the Company anticipates its sales in California will decrease, perhaps substantially.

A majority of the Company’s sales are concentrated on a few customers.

A small number of customers have historically accounted for a majority of the Company’s sales.  Sales for the top three customers accounted for 33% and 27% of sales revenues in 2011 and 2010, respectively.  There is no assurance that the Company’s current customers will continue to place orders with the Company, that the orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers.  The loss of one of more of the largest customers will have an adverse impact on the Company’s sales and operating results.  A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

The Company may not be able to obtain all raw materials necessary for its products.

The Company is reliant on suppliers of raw materials in order to manufacturer its products.  Those raw materials are bought from both domestic and international suppliers.  In years of a strong economy, there is significant competition for those materials making availability uncertain.  Additionally, with greater competition the price of some raw materials will increase and not all of that additional expense will be passed onto customers.  While starting in 2008 the world economy weakened and the demand for raw materials lessened, the Company has seen recent trends that raw materials are becoming once again more difficult to obtain and more expensive.  Related to this, the value of the United States dollar compared to some currencies has decreased from time to time. This decrease in value made the cost of foreign raw materials more expensive than in previous periods. Such currency fluctuations may occur again in the future.

We may not be successful in acquiring or developing new products.

The Company is attempting to expand its product offerings through licensing and distributing arrangements and by developing products in-house. There is no assurance that these attempts will be successful.  Licensing of products requires identification of new products or determination of new applications for existing products and a willingness on the product owner to license the product.  Additionally, all products need to be proven efficacious, which requires costly testing and a favorable result is not assured. Because many of the products that may be sold by the Company must be registered with one or more government agencies, the registration process can be time consuming and expensive, and there is no guarantee that the product will obtain all needed registrations. The Company has obtained registration in some jurisdictions and not in others. In the Company’s view, the state of California has one of the most stringent regulatory environments and occasionally the Company may have federal registration but will be unable to sell a product in California.

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

Our officers, directors and principal shareholders own approximately 11.8% of the voting stock on a fully diluted basis (if all options are exercised).  Although there is no voting agreement among them, this concentration of ownership may have an impact on the management and direction of the Company.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies.  We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company we are not required to respond to this item.

ITEM 2.  PROPERTIES

The Company's principal executive office is located at 1260 Avenida Chelsea, Vista, California 92081.  This facility consists of 19,504 square feet and is used for offices, a laboratory and the production and storage of agricultural products and materials.  The Company leases these facilities under a lease that was originally set to expire in January, 2015.  The lease commenced on February 1, 2007 with early possession on January 1, 2007, and a term of eight (8) years. The Company had an option under the original lease to extend the term for an additional three (3) years at the fair market rate at the time of extension. The rent under the lease for the initial year is approximately $13,650 per month, with increases by three percent (3%) each year.  The Company was required to pay certain other customary expenses under the lease.  The Company installed improvements to the facility totaling approximately $350,000 and new equipment totaling approximately $230,000.  In August, 2010, the Company negotiated an extension of the term for an additional four years to January 31, 2019 with the option of an additional three year extension through January 31, 2021. The new lease agreement gave the Company a $1,000 per month rent decrease beginning September 1, 2010 through the end of the initial lease term, January 31, 2015.  The monthly rent for the option period will be established at fair market value by November 1, 2014. Rent is being expensed on a straight-line basis over the term of the lease.

The Company entered into a lease on April 8, 2011 of a free-standing industrial building located at 1251 Avenida Chelsea, Vista, California 92081.  It occupies approximately 11,300 square feet of that building for use primarily as a storage space. The lease commenced on May 1, 2011, with early occupancy on April 8, 2011.  The lease has a term of four years with an option to extend the term for an additional forty-five months at the fair market rate at the time of extension. The rent under this lease was $2,750 per month through December 31, 2011, and is $6,215 per month for the period January 1, 2012 through December 31, 2012, and will be $6,441 per month for the period January 1, 2013 through April 30, 2015.

For the period December 1, 2010 through April 30, 2011, the Company continued the rent under a month-to-month lease a storage space of 3,883 square feet for $2,000 per month.

Rent expense on the 1260 Avenida Chelsea facility for the years ending November 30, 2011 and 2010 was $182,076 and $174,294, respectively.  The rent expense for the 1251 Avenida Chelsea facility for the period May 1, 2011 to November 30, 2011 was $19,250. Rent expense on the storage facility rented by the Company on a month-to-month basis for the period December 1, 2010 to April 30, 2011 was $8,000 and for the year ending November 2010 the rent expense was $24,000.

ITEM 3.  LEGAL PROCEEDINGS

(a)    The Company is not a party to, and its property is not the subject of, any pending legal proceeding.

(b)    No proceeding was terminated during the fourth quarter of the fiscal year.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)    Principal Market.  There is no established public trading market for the Company’s single class of common stock.

(b)    Approximate Number of Holders for Common Stock.  Many holders of the common stock hold their shares in “street name” accounts and are not individually shareholders of record. The approximate number of record holders of Company’s Common Stock as of November 30, 2011, was 619.  The transfer agent for our shares is Continental Stock Transfer and Trust Company, 17 Battery Place 8th Floor, New York, New York 10004, tel: 212-509-4000, www.continentalstock.com.

(c)    Repurchases; Dividends.  The Company has not repurchased any of its stock for the fiscal year ending November 30, 2011.  The Company has paid no dividends during that same period.  There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends.  The Company does not expect to pay dividends in the foreseeable future.

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

General

We maintain a strategy for growth through stressing expansion of sales of our organic products and the continued development of our product offerings.  The Company is also seeking to acquire biological products for the control of damaging insects or plant pathogens, which can be organically certified for use in organic fruit and crop production or utilized in Integrated Pest Management (IPM).  These potential biological products may be acquired through either purchase or distribution agreement arrangements. The Company is beginning the distribution of two such products, Blossom ProtectTM and BotectorTM. It is highly likely that any new technology will be required to be registered with the United States Environmental Protection Agency.

We believe that the key drivers of growth for 2012 and beyond will be sales of our organic and environmentally friendly products.  We sell our organic products for use on a number of crops, including grapes, tree fruits, berries and row crops.

As stated elsewhere, our business is seasonal.  Our products are used mostly in the growing period, so a majority of our products are sold in the six months following  February.  We are selling into South American where the growing season is counter to the American season and we are attempting to expand that market reducing our exposure to the North American growing season.

While the demand for organic farm inputs increases, there remains a limited supply of allowed organic raw materials for the formulation of the Company’s finished products due to increased competition.  The Company is also facing an increase in freight and packaging material costs.

Fiscal Year 2011 Compared to Fiscal Year 2010

Total product sales were $4,826,434 in fiscal 2011 compared with $4,238,308 in fiscal 2010, an increase of approximately 14% or $588,126.  Prices for the Company's existing products remained stable during fiscal 2011. Production by gallons was 304,281 in 2011 and 241,968 in 2010.  Our production gallons increased approximately 26% in fiscal 2011 compared with fiscal 2010.  While the Company’s production in gallons increased by approximately 26% in 2011, its total product sales increased by approximately 14% for the same period.  This is due to an increase in production and sale of lower priced products in fiscal 2011 when compared with fiscal 2010.

Cost of sales as a percentage of total product sales increased to approximately 45% (or $2,164,823) in fiscal 2011 as compared with 44% (or $1,844,924) in fiscal 2010.  The percentage remained relatively constant as the cost of raw materials used in production of our products generally remained the same from 2010 to 2011.

Research and development expenses increased approximately 8% or $23,801, from $281,324 to $305,125.  This increase is primarily due to increased testing of potential new products.

Selling expenses increased by $60,031, from $1,244,125 in fiscal 2010 to $1,304,156 in fiscal 2011, however selling expenses decreased to approximately 27% of product sales from approximately 29% of product sales.  This increase in selling expenses is primarily due to an increase in salaries related to the addition of sales and marketing staff.

General and administrative expenses increased from 2010 to 2011 by 15% or $119,753, from $775,971 to $895,724. This increase is primarily related to the costs of a business consultant and the hiring of a chief financial officer.

Interest expense decreased by 28%, or $3,240, from $11,538 to $8,298.  This decrease is primarily due to the pay off a note payable and reduced interest at the end of the capital lease.

Net income for fiscal 2011 was $313,418 compared with net income of $246,645 in fiscal 2010. The increase in net income is due to increased sales of the Company’s products and the receipt of payments related to the sale of the Mexico property which are being recognized as other income.

Fiscal Year 2010 Compared to Fiscal Year 2009

Total product sales were $4,238,308 in fiscal 2010 compared with $3,908,152 in fiscal 2009, an increase of approximately 8% or $330,156.  Prices for the Company's existing products remained stable during fiscal 2010. Production by gallons was 241,968 in 2010 and 241,136 in 2009. Our production gallons remained the same, however, our sales in 2010 increased in our higher priced products and decreased in our lower priced products.

Cost of sales as a percentage of total product sales decreased to approximately 44% (or $1,844,924) in fiscal 2010 as compared with 47% (or $1,840,880) in fiscal 2009.  This decrease in percentage of costs is primarily due to product mix of higher margin products sold in fiscal 2010.

Research and development expenses increased approximately 18% or $42,986, from $238,338 to $281,324. This increase is primarily due to increased outside lab analysis expenses relating to the testing of potential new products and travel related expenses.

Selling expenses increased to approximately 29% of product sales from approximately 23% of product sales.   Selling expenses increased by $333,336 from $910,789 in fiscal 2009 to $1,224,125 in fiscal 2010.  This increase in selling expenses is primarily due to a reversal in allowance of the Company’s long-term receivable pertaining to the sale of the Mexico property. The adjustment to the allowance was $226,270 in fiscal 2009 and was included in the selling expenses. Without this adjustment, selling expenses for fiscal 2009 would have been $1,137,059 which would have resulted in an increase in selling expenses of $107,066, or 9%, from fiscal 2009.  This increase is primarily due to increased commission expense related to the increase in product sales for one independent contractor and an increase in advertising and marketing expenses.

General and administrative expenses increased by 5% or $36,418, from $739,553 to $775,971.  This increase is primarily related to the addition of a business consultant.

Interest expense decreased by 70%, or $26,549, from $38,087 to $11,538. Of this decrease, approximately $22,000 is primarily due to the write off of certain capitalized lease costs during 2009 for which there was no future perceived benefit.

Net income for fiscal 2010 was $246,645 compared with a net income of $183,873 in fiscal 2009. The increase in net income is primarily due to the receipt of payments related to the sale of the Mexico property which are being recognized as other income.

Liquidity and Capital Resources

Cash and Cash Equivalents
Net working capital increased to $2,301,541 in fiscal year 2011 compared to $1,955,769 in fiscal year 2010.  At November 30, 2011, the Company had approximately $1,320,000 in cash and cash equivalents.

Operating Activities
The Company used cash flows in operations of $36,402 and generated cash flows from operations of $454,300 for the years ended November 30, 2011 and 2010, respectively. The decrease in cash flows was primarily attributable to a substantial investment in raw materials inventory.

The Company generated cash flows from operations of $454,300 for the year ended November 30, 2010 and used cash in operations of $425,223 for the year ended November 30, 2009. The increase in cash flows was primarily attributable to the increase in sales and profitability in 2010, some of which was due to the collection of proceeds from sale of the Mexico property.  This was partially offset by our extension of credit to our customers and other changes in our current assets and liabilities. Other increases were driven by certain non-cash transactions, including depreciation expense and stock compensation expense partially offset by changes in deferred taxes.

Investing Activities
The Company's cash used in investing activities was $124,554 in 2011 and $81,311 in 2010.  Investing activities in 2011 are driven primarily by capital expenditures. The increase in cash used in investing activities in 2011 as compared to 2010 was primarily the result of the addition of production equipment.

The Company's cash used in investing activities was $81,311 and cash provided by investing activities was $188,224 in 2010 and 2009, respectively. Changes in the Company's investing activities were driven primarily by changes in capital expenditures and purchases and proceeds from its short-term investments.

Financing Activities
The Company used cash in financing activities of $12,538 in 2011 and $147,101 in 2010. The decrease in cash used in financing activities was primarily the result of the Company paying down its line of credit in 2010. Other financing outlays include the pay downs of debt and capital leases.

The Company used cash in financing activities of $147,101 in 2010 and used cash in financing activities of $79,363 in 2009. The increase in financing activities was primarily the result of the Company utilizing its line of credit in 2009 and then paying it down in 2010.

Credit Facility
The Company has a $500,000 line of credit available to be drawn upon, of which $0 has been utilized as of November 30, 2011.  The line of credit expires on August 5, 2012 and is expected to be renewed.  The Company anticipates that cash flows from operations and borrowings available under our line of credit will be sufficient to meet the ongoing needs of our business.

Mexico Property
During fiscal year 2011, the Company received proceeds of $193,482 net of commissions paid from installments in the sale of rights to land in Baja Sur, Mexico.  Additional installments are expected in fiscal year 2012, but these proceeds represent a one-time benefit to the Company’s profits.

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

Stock Based Compensation

We account for stock-based compensation in accordance with the Financial Accounting Standards Board (“FASB”) standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See "Notes to Consolidated Financial Statements—Note 1 - Summary of Significant Accounting Policies" and "Note 6 - Stock Options" for additional discussion.

Recent Accounting Pronouncements

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results.  These policies and the judgments and estimates they involve are subject to revision and adjustment in the future.  While they involve less judgment, management believes that the other accounting policies discussed in Notes to Consolidated Financial Statements - Note 1 – “Organization and Significant Accounting Policies” included in this Annual Report are also important to an understanding of our financial statements.  We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

In May 2011 the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements to U.S. GAAP and IFRSs” which clarifies some existing concepts and expands the disclosure for fair value measurements that are estimated using significant unobservable (Level 3) inputs. For public companies, ASU 2011-04 is effective for fiscal years, and interim periods, beginning after December 15, 2011 and is applied looking backwards. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its financial condition, profitability and cash flows.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance an entity may present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In either case an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods, beginning after December 15, 2011, and is applied looking backwards.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended November 30, 2011.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by the Annual Report on Form 10-K, our disclosure controls and procedures were effective.

Management Annual Report on Internal Control over Financial Reporting

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K was prepared by the Company’s management, which is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles accepted in the United States of America and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting - Guidance for Small Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of November 30, 2011.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

ITEM 9B.  OTHER INFORMATION

At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico.  The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings on the property.  On February 8, 2007, the real property was to be sold through a public auction. As there were no bids placed, the Company obtained the right to take title to the land. The Company is subject to certain ownership restrictions based on Mexican law and therefore, formed a Mexican legal entity in order to take title to the property.  A third party filed a lien against the property in connection with an obligation allegedly owed by the foreign distributor.  This case was eventually dismissed.

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, and the balance of payment expected on December 15, 2008.  There have been amendments to the agreement as the buyers needed additional time to complete the purchase.

In response to concerns raised by the buyers that there was a potential for claims to be brought against the Company and the property in Mexican courts, in January 2010 the Company and buyers entered into a new agreement whereby the Company transferred to buyers the right to the property in exchange for a promissory note in the amount of $550,000, which was the amount still owing under the August 15, 2008 agreement. This new agreement allows for the foreclosure of the property if the note is not paid in accordance with the scheduled payment terms. Because buyers continued to be late in making payments, in November 2010, the parties agreed to a new payment schedule. The buyers are continuing to make payments under this new agreement, although payments are usually delayed.  There are penalties associated with late payments.

As of November 30, 2011, the Company has received payments from the buyer totaling $1,085,338 and was awaiting the receipt of $14,662 due in connection with the payment of $100,000 due August 31, 2011.  The buyer paid the $14,662, plus interest of $4,000 in February 2012, which constituted payment in full for the August 31, 2011 installment.  In July 2011, the Company agreed with the buyers to extend the time to complete the final purchase to February 29, 2012. The final payment is for $150,000.  Buyers have recently requested that the final payment be delayed further in exchange for favorable terms for the extended financing.  The Company agreed to delayed payment terms.  The last payment is due May 31, 2012.  The Company received a $20,000 payment on March 1, 2012 to be applied to the outstanding balance.

The Company has applied the payments, first against its long-term receivable and the remainder is being recognized as other income.  As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received on its long term receivable. As of November 30, 2011, the Company has paid $323,109 and accrued $3,334 under the arrangements from the payments collected.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information regarding the current executive officers and directors of the Company as of November 30, 2011:

Name	Age	Position	Director Since	Expiration of Term

Christine Koenemann	58	Director and President	1995	2012

Richard Forsyth	60	Chief Financial Officer and Secretary	Not a Director

William Fruehling (1)(2)	71	Director and Chairman	1997	2011

Mark Cole (1)(2)	48	Director	2005	2011
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

Mark Cole received his Bachelors Degree in Business Administration (Accounting) from San Diego State University in 1990. After receiving his degree, Mr. Cole spent 8 years as an audit professional with Big 4 public accounting firms and later served as Managing Director for the CPA firm of Cole and Company.  He served as the Corporate Controller for Crocs, Inc., a designer and manufacturer of footwear and as a consultant until 2009.  He has served in similar financial capacities for Salient Networks and Ashworth, Inc.  From March 2010 to October 2011, Mr. Cole was an accounting officer of Kidrobot, Inc.  He was appointed as a Director of the Company April 7, 2005.

Richard Forsyth was hired as the Chief Financial Officer and Secretary of the Company as of September 1, 2011.  He also serves as General Counsel to the Company and acted as outside counsel to the Company from time-to-time since 1988.  Mr. Forsyth was most recently a shareholder and President of the San Diego based law firm of Wertz McDade and prior to that was affiliated with other national law firms.  He received his BA degree from San Jose State University and his law degree in 1977 from Santa Clara University. Mr. Forsyth received his training as a business and finance attorney with the Shiomi Yamamoto law firm in Osaka, Japan. He has sat on numerous civic, business, government and professional boards and committees. He has been an adjunct professor at the University of San Diego Law School.

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

Board Meetings and Committees

During the year ended November 30, 2011, the Board of Directors held 7 board meetings to conduct business.

Audit Committee

The Audit Committee of our Board of Directors is composed of two non-employee directors who meet the independence standards of the SEC.  The members of the Audit Committee are Mark Cole, chair and William Fruehling. Our Board has determined that Mr. Cole qualifies as an audit committee financial expert under federal securities laws, by virtue of his education and relevant experience, and is independent under the applicable requirements of the Securities Exchange Act of 1934. During the year ended November 30, 2011, the Audit Committee held 4 meetings to conduct business.

Compensation Committee

The Compensation Committee of our Board of Directors is comprised of members of the Board of Directors.  The members of the Compensation Committee are William Fruehling, who serves as its chair, and Mark Cole.  The Committee consults from time to time with Ms. Koenemann on certain matters not related to Ms. Koenemann’s compensation.  During the year ended November 30, 2011, the Compensation Committee held 6 meetings to conduct business. The Committee reviews and approves our compensation policy for management and has assumed responsibility for administration of our Stock Option Plan.

Board Compensation

Each non-employee director receives the amount of $1,000 per day for attending a Board meeting in person or by phone or video link, and $350 per day for attending each meeting of a meeting of the Company’s Committees. However, if a meeting of one or more of the Committees occurs on the same day as a meeting of the Board, a director will not be separately compensated for the attending that Committee meeting(s).  As illustration, if a Board meeting, Audit Committee meeting and Compensation Committee meeting occur during the course of one day, a director will receive $1,000 as compensation for attending the Board meeting, but no other compensation.  The Company reimburses directors’ reasonable out of pocket costs related to attending meetings. Finally, each non-employee director receives annually an option to purchase up to 7,500 shares of the Company’s common stock. During fiscal 2011, the Company granted non-qualified stock options to acquire 7,500 shares each to two members of the Board of Directors at $0.85 per share. These options expire in 2021.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission.  Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a).  No such forms have been submitted to us and we know of no trading activity that has occurred in our equity securities for the fiscal year 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 2011, 2010 and 2009 for the President, Chief Financial Officer and Vice President of the Company.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-qualified Incentive Plan Compensation	All Other Compensation (2)	Total

Christine Koenemann	2011	$150,000	$35,000	0	$0	0	0	$0	$185,000
President & Director	2010	$135,000	$25,000	0	$8,260	0	0	$2,596	$170,856
	2009	$135,000	$25,000	0	$0	0	0	$4,154	$164,154

Richard Forsyth Chief Financial Officer, Secretary & General Counsel(3)	2011	$30,000	$0	0	$0	0	0	$0	$30,000

Larry Parker, PhD	2011	$100,000	$20,000	0	$0	0	0	$22,382	$142,382
Vice President &	2010	$85,000	$15,000	0	$4,139	0	0	$24,236	$128,375
Director of R&D	2009	$85,000	$8,000	0	$0	0	0	$20,144	$113,144

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

(3)    Mr. Forsyth’s employment began September 1, 2011.

Bonuses

Historically the Compensation Committee recommends and the Board of Directors approves bonuses only for the President of the Company and establishes a pool of funds available for bonus grants to other employees at the discretion of the President.  However, both the President’s bonus and the pool for the payment of bonuses to other employees is determined by the Compensation Committee based on a number of factors, in particular the profitability of the Company and on other factors which are subjective.  In 2011 a bonus was paid to Ms. Koenemann and to Dr. Parker in recognition of their contributions in increasing sales, fostering the development and testing of new products and growing key personnel.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our President, Chief Financial Officer and Vice-President during our fiscal year ended November 30, 2011.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christine Koenemann	75,000	--	--	$0.25	07/29/2012	--	--	--	--
	50,000	--	--	$1.53	04/15/2018	--	--	--	--
	20,000	--	6,666	$0.81	03/08/2020	--	--	--	--

Larry Parker, PhD	40,000	--	--	$1.53	04/15/2018	--	--	--	--
	10,000	--	3,333	$0.81	03/08/2020	--	--	--	--

Richard Forsyth, Chief Financial Officer, began employment on September 1, 2011.  He received no equity awards and had no stock awards as of November 30, 2011.

Option Grants in Last Fiscal Year (Individual Grants)

During fiscal 2011, the Company granted non-qualified stock options to acquire 7,500 shares each to two members of the Board of Directors at $0.85 per share. The 15,000 options vested immediately and expire in March 2021. All of these options remain outstanding and exercisable at November 30, 2011.

During fiscal 2010, the Company granted stock options to acquire 30,000 shares at $0.81 per share to the Company’s President and Vice-President.  The options vest over three years and a total of 20,000 options have vested as of November 30, 2011.  The remaining 10,000 options vest in March 2012.

During fiscal 2009, the Company granted stock options to acquire 25,000 shares at $0.47 per share to only non-employee members of the Board of Directors.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

In fiscal 2011, Christine Koenemann and Lawrence Parker exercised stock options to purchase stock.  Christine Koenemann exercised the right to purchase 25,000 shares of common stock at $0.25 per share for a total of $6,250.  Lawrence Parker exercised the right to purchase 20,000 shares of common stock at $0.25 per share for a total of $5,000.

In fiscal 2011, the Company established the 2011 Stock Option and Stock Compensation Plan (“2011 Plan”). The Plan allows for the grant of options and other awards representing up to 92,688 shares of the Company’s common stock. Such options and awards may be granted to directors, officers, employees and others who render services to the Company.  The options may be granted as either incentive stock options or non-qualified stock options. Under the 2011 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. The other awards that may be granted under the Plan include stock units and stock appreciation rights.  There are 15,000 shares granted as non-qualified stock options under the 2011 Plan, and no other options or awards were made. Those options are fully vested as of November 30, 2011.

During fiscal 2011, under the 2011 Plan, the Company granted non-qualified stock options to acquire 7,500 shares each to two members of the Board of Directors at $0.85 per share. These options are fully vested and expire on November 30, 2021.   All of these options remain outstanding and exercisable at November 30, 2011.

At November 30, 2011, the 2011 Plan has a total of 77,688 shares that remain reserved and available for future stock option grants or other award grants.

During fiscal 2001, the Company established an employee stock option plan (“the 2001 Plan”) under which options to purchase an aggregate of 400,000 shares of the Company’s common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options.   Options vest over varying terms designated by the 2001 Plan’s administrative committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment.  There are options to 344,500 shares granted under the 2001 plan of which 334,500 shares are fully vested as of November 30, 2011. The 2001 Plan has expired and no further stock options are being granted under the 2001 Plan.

Employment Agreements

The Company entered into a new employment agreement with Ms. Koenemann. The Company had an earlier employment agreement with Ms. Koenemann dated December 1, 2008 that was to expire on November 30, 2011. The new employment agreement commenced May 1, 2011 and will end on November 30, 2014. Under the new agreement Ms. Koenemann is to continue to serve as the President, Secretary and Chief Financial Officer. On September 1, 2011, Ms. Koenemann relinquished her positions as Secretary and Chief Financial Officer with the hiring of Richard Forsyth. Ms. Koenemann’s base salary is $150,000 per year with annual reviews which may result in an increase or decrease of the base salary, but any decrease cannot be for more than ten percent of the prior year’s base salary without the written agreement of Ms. Koenemann.  Ms. Koenemann is also be entitled to a bonus paid out annually based on the financial performance of the Company and other factors to be determined by the Board of Directors, or a committee thereof, at its sole discretion.  Ms. Koenemann was not granted stock options in connection with this employment agreement, but may receive options from time to time as determined by the Board of Directors. Ms. Koenemann may terminate the employment agreement at any time by giving the Company 120 day’s written notice.  The employment agreement will also terminate upon the death or complete disability of Ms. Koenemann, although her salary would continue for six months thereafter.  The Company may terminate Ms. Koenemann’s employment agreement “for cause” as defined in the employment agreement, in which case there will be no severance or continuation pay. The employment agreement also provides that Ms. Koenemann will receive such insurance coverage, pension plans and vacation time as is available under the Company’s policies.  In the event of termination of the employment agreement, Ms. Koenemann has the right to assume the key-person insurance policy that the Company has in place covering her life.

The Company entered into a new employment agreement with Dr. Parker.  The Company had an earlier employment agreement with Dr. Parker dated October 1, 2008 that was to expire on November 30, 2011.  The new employment agreement commenced May 1, 2011 and will end on November 30, 2014.  Under the new agreement Dr. Parker is to continue to serve as the Vice President and Director of Research and Development. Dr. Parker’s base salary will be $100,000 per year with annual reviews which may result in an increase or decrease of the base salary, but any decrease cannot be for more than ten percent of the prior year’s base salary without the written agreement of Dr. Parker.  Dr. Parker will also be entitled to a bonus paid out annually based on the financial performance of the Company and other factors determined by the Company’s President at the President’s sole discretion. Dr. Parker was not granted stock options in connection with this employment agreement, but may receive options from time to time as determined by the Board of Directors. Dr. Parker will receive commissions on sales he supervises with rates and terms to be reviewed and approved annually by the Company’s President.  Dr. Parker may terminate the employment agreement at any time by giving the Company 120 day’s written notice.  The employment agreement will also terminate upon the death or complete disability of Dr. Parker, although his salary would continue for six months thereafter.  The Company may terminate Dr. Parker’s employment agreement “for cause” as defined in the employment agreement, in which case there will be no severance or continuation pay. The employment agreement also provides that Dr. Parker will receive such insurance coverage, pension plans and vacation time as is available under the Company’s policies.  In the event of termination of the employment agreement, Dr. Parker has the right to assume the key-person insurance policy that the Company has in place covering his life.

On August 15, 2011, the Company entered into an employment agreement with Richard Forsyth.  The employment agreement provides that Mr. Forsyth is to serve as the General Counsel, Secretary and Chief Financial Officer of the Company for a term commencing September 1, 2011 and ending November 30, 2014. Mr. Forsyth’s base salary will be $120,000 per year with annual reviews which may result in an increase or decrease of the base salary, but any decrease cannot be for more than ten percent of the prior year’s base salary without the written agreement of Executive.  Executive will also be entitled to a bonus paid out annually based on the financial performance of the Company and other factors determined by the Company’s President at the President’s sole discretion.  Executive was not granted stock options in connection with this employment agreement. Executive may terminate the employment agreement at any time by giving the Company 120 day’s written notice.  The employment agreement will also terminate upon Mr. Forsyth’s death or complete disability, although his salary would continue for six months thereafter.  The Company may terminate Executive’s employment agreement “for cause” as defined in the employment agreement, in which case there will be no severance or continuation pay. The employment agreement also provides that Executive will receive such insurance coverage, pension plans and vacation time as is available under the Company’s policies, provided however that Executive is entitled to receive three weeks of vacation each year although the Company’s policies only make available two weeks.

Director Compensation

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered during the year ended November 30, 2011:

Name	Fees Earned or Paid In Cash	Stock Award	Options Award (1)	Non-Qualified Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total

Bill Fruehling	$6,350	0	$3,059	0	0	0	$9,409

Mark Cole	$6,350	0	$3,059	0	0	0	$9,409

(1)    Represents fair market value of options granted during the year ended November 30, 2011, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in our consolidated financial statements.  At November 30, 2011, Mr. Fruehling owned options to acquire up to 69,500 shares and Mr. Cole owned options to acquire up to 42,500 shares.

In addition to the compensation mentioned above, we reimburse the directors for their travel expenses incurred in attending meetings of the Board and its Committees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2012, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		W/O Exercise Percent of Class (5)	Percent of Class (6)

Christine Koenemann 1260 Avenida Chelsea Vista, CA 92081	170,675	(1)	1.2	7.4

Lawrence Parker 1260 Avenida Chelsea Vista, CA 92081	70,675	(2)	1.0	3.1

Albert L. Good 14550 Castle Rock Road Salinas, CA 93908	182,300		8.5	8.5

Kenneth P. Miles 8 Avenida Andra Palm Desert, CA 92260	119,867		5.6	5.6

William Fruehling 5416 Renaissance Avenue San Diego, CA 92122	69,500	(3)	*	3.1

Mark Cole P.O. Box 685 Lyons, CO 80540	42,500	(4)	*	1.9

All Directors & Officers as a Group (3 persons)	284,700		1.3	11.8

* less than 1%

(1)	Consists in part of exercisable options to purchase 75,000 shares at $0.25 per share, 50,000 shares at $1.53 per share, and 20,000 shares at $0.81 per share.

(2)	Consists in part of exercisable options to purchase 40,000 shares at $1.53 per share, and 10,000 shares at $0.81 per share.

(3)
Consists of exercisable options to purchase 37,000 shares at $0.25 per share, 5,000 shares at $1.53 per share, 12,500 shares at $0.47 per share, 7,500 shares at $0.81 per share and 7,500 shares at $0.85 per share.

(4)
Consists of exercisable options to purchase 10,000 shares at $0.25 per share, 5,000 shares at $1.53 per share, 12,500 shares at $0.47 per share, 7,500 shares at $0.81 per share and 7,500 shares at $0.85 per share.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following are the fees billed us by our auditors, PKF, for services rendered thereby during 2011 and 2010:

	2011	2010
Audit Fees	$45,143	$44,566
Audit Related Fees	428	--
Tax Fees	5,350	5,148
All Other Fees	234	--

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

Form 8-K was filed on April 29, 2011 disclosing the new employment agreement between Company and Christine Koenemann, President, Secretary and Chief Financial Officer.

Form 8-K was filed on April 29, 2011 disclosing the new employment agreement between Company and Larry Parker, Ph.D. and Director of Research and Development.

Form 8-K was filed on August 25, 2011, disclosing the employment agreement between Company and Richard Forsyth, Chief Financial Officer, Secretary, Chief Financial Officer and General Counsel.

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

10(v)	Westbridge Research Group 1994 Incentive Stock Option Plan filed with the Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

10(w)	Nonqualified Stock Option of Christine Koenemann, incorporated by reference to Exhibit 10(w) filed with the Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

10(x)	Westbridge Research Group 2001 Stock Option Plan filed herewith.

10(y)	Form 8-K, filed on November 5, 2004, disclosing the resignation of two members of the Board of Directors.

10(z)	Form 8-K, filed on March 15, 2006, disclosing the Employment Agreement by and between Company and Christine Koenemann.

10(aa)	Form 8-K, filed on December 7, 2006, disclosing the new building facilities lease agreement.

10(bb)	Amendment to Employment Agreement between Company and Christine Koenemann dated December 1, 2007.

10(cc)	Assignment Agreement between Company and buyer of Mexico property dated August 15, 2008, and Amendment No. 1 dated December 15, 2008.

10(dd)	Amendment No. 2 dated March 2, 2009 between Company and buyer of Mexico property.

10(ee)	Amendment No. 3 dated November 23, 2010 between Company and buyer of Mexico property.

10(ff)	Form 8-K filed on April 29, 2011 disclosing the Employment Agreement between the Company and Christine Koenemann, President, Secretary and Chief Financial Officer

10(gg)	Form 8-K filed on April 29, 2011 disclosing the Employment Agreement between the Company and Larry Parker, Ph.D., Director of Research and Development.

10(hh)	Form 8-K filed on August 25, 2011 disclosing the Employment Agreement between the Company and Richard Forsyth, Chief Financial Officer and Secretary.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Principal Executive Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2012.

Westbridge Research Group

By: /s/ Christine Koenemann
Christine Koenemann, President
Principal Executive Officer

By: /s/ Richard Forsyth
Richard Forsyth, Chief Financial Officer and Secretary
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christine Koenemann	Director	March 14, 2012
Christine Koenemann

/s/ William Fruehling	Director	March 14, 2012
William Fruehling

/s/ Mark Cole	Director	March 14, 2012
Mark Cole

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For The Years Ended November 30, 2011 and 2010

WESTBRIDGE RESEARCH GROUP
AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Westbridge Research Group and Subsidiary
Vista, California

We have audited the consolidated balance sheets of Westbridge Research Group and Subsidiary (the “Company”) as of November 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary at November 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

San Diego, California March 14, 2012	/s/ PKF PKF Certified Public Accountants A Professional Corporation

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
November 30, 2011 and 2010

ASSETS

	2011	2010
Current assets:
Cash and cash equivalents	$1,319,648	$1,493,142
Investments	1,000	1,000
Accounts receivable, less allowance of $3,600 and $3,000 at November 30, 2011 and 2010	194,785	192,696
Inventories	970,085	577,450
Deferred tax asset	76,000	72,000
Prepaid expenses and other current assets	232,261	210,011

Total current assets	2,793,779	2,546,299

Property and equipment, at cost:
Machinery and equipment	779,304	704,186
Office furniture and fixtures	173,779	128,091
Leasehold improvements	372,488	368,740
Vehicles	55,442	55,442

	1,381,013	1,256,459

Less: accumulated depreciation and amortization	(896,510)	(753,550)

Net property and equipment	484,503	502,909

Deferred tax asset, net of current portion	75,000	70,000
Intangible assets	151,600	151,600

Total assets	$3,504,882	$3,270,808

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
November 30, 2011 and 2010

LIABILITIES AND SHAREHOLDERS' EQUITY
	2011	2010
Current Liabilities:
Accounts payable	$59,364	$64,306
Accrued expenses	420,975	502,436
Current portion of long-term debt	-	3,974
Current portion of capital leases	11,899	19,814

Total current liabilities	492,238	590,530

Capital leases, net of current portion	-	11,899

Total liabilities	492,238	602,429

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized,no shares issued and outstanding	-	-
Common stock, no par value, 37,500,000 shares authorized, 2,148,438 and 2,103,438 shares issued and outstanding at November 30, 2011 and 2010	8,491,104	8,479,854
Paid-in capital	243,769	224,172
Accumulated deficit	(5,722,229)	(6,035,647)

Total shareholders' equity	3,012,644	2,668,379

Total liabilities and shareholders' equity	$3,504,882	$3,270,808

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Years Ended November 30, 2011 and 2010

	2011	2010

Agricultural product sales	$4,826,434	$4,238,308

Cost of sales	2,164,823	1,844,924

Gross profit	2,661,611	2,393,384

Operating expenses:
Research and development	305,125	281,324
Selling	1,304,156	1,244,125
General and administrative	895,724	775,971

Total operating expenses	2,505,005	2,301,420

Income from operations	156,606	91,964

Other income (expense):
Interest expense	(8,298)	(11,538)
Interest income	1,231	1,999
Other income	159,339	149,020

Total other income (expense)	152,272	139,481

Income before income taxes	308,878	231,445

Income tax benefit	4,540	15,200

Net income	$313,418	$246,645

Basic earnings per common share	$0.15	$0.12

Weighted average shares outstanding	2,144,688	2,103,438

Diluted earnings per common share	$0.14	$0.11

Weighted average shares and options outstanding	2,247,042	2,232,846

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 For the Years Ended November 30, 2011 and 2010

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2009	2,103,438	$8,479,854	$181,402	$(6,282,292)	$2,378,964

Stock compensation expense	--	--	42,770	--	42,770

Net income	--	--	--	246,645	246,645

Balance, November 30, 2010	2,103,438	8,479,854	224,172	(6,035,647)	2,668,379

Exercise of stock options	45,000	11,250	--	--	11,250

Stock compensation expense	--	--	19,597	--	19,597

Net income	--	--	--	313,418	313,418

Balance, November 30, 2011	2,148,438	$8,491,104	$243,769	$(5,722,229)	$3,012,644

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years Ended November 30, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net income	$313,418	$246,645
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	142,960	149,487
Stock compensation expense	19,597	42,770
Increase (decrease) in bad debt allowance	600	(3,416)
Increase in deferred tax asset	(9,000)	(37,000)

Changes in operating assets and liabilities:
Increase in accounts receivable	(2,689)	(136,188)
Receipts of long-term account receivable	--	157,766
(Increase) decrease in inventories	(392,635)	43,026
Increase in prepaid expenses and other current assets	(22,250)	(49,405)
Decrease in accounts payable	(4,942)	(15,165)
(Decrease) increase in accrued expenses	(81,461)	55,780

Net cash flows (used in) provided by operating activities	(36,402)	454,300

Cash flows from investing activities:
Purchase of property and equipment	(124,554)	(81,311)

Net cash flows used in investing activities	(124,554)	(81,311)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,250	--
Payments on line of credit	--	(120,000)
Payments of long-term debt	(3,974)	(7,719)
Payments on capital lease obligations	(19,814)	(19,382)

Net cash flows used in financing activities	(12,538)	(147,101)

Net (decrease) increase in cash and cash equivalents	(173,494)	225,888

Cash and cash equivalents at beginning of year	1,493,142	1,267,254

Cash and cash equivalents at end of year	$1,319,648	$1,493,142

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$8,298	$11,538
Income taxes	$4,150	$1,600

The accompanying notes are an integral part of the consolidated financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011 and 2010

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

The Company maintains its bank accounts with three financial institutions located in California.  As of November 30, 2011, the accounts were insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, however, at times these balances may exceed these Federal limits.  The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Accounts Receivable and Allowances for Uncollectible Accounts

The Company extends unsecured credit to most of its customers.  Accounts receivable are stated at the historical carrying amount net of write-offs and allowances for uncollectible accounts.  The Company establishes an allowance for uncollectible accounts based on historical experience and any specific customer collection issues that the Company has identified.  Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined that the balance will not be collected.

Inventories

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. Any write-down of inventory to market is reflected in cost of goods sold, unless the amount is unusually material, in which case the loss would be identified separately in the statement of operations.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011 and 2010

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company does not amortize indefinite lived intangible assets, but tests these assets for impairment annually or whenever indicators of impairments arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  The Company’s intangible assets with indefinite lives primarily consist of purchased formulas.  Management has determined that the formulas have indefinite useful lives due to the following:

●
Formulas and trade secret applications are generally authorized by the United States Environmental Protection Agency subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

●	Maintenance expenditures to obtain future cash flows are not significant;
●	The Foliar TRIGGRR® and Soil TRIGGRR® formulations are not technologically dependent; and
●	The Company intends to use these assets indefinitely.

The Company combines all its indefinite lived formulas which mainly consist of Foliar TRIGGRR® and Soil TRIGGRR®, into a single unit of accounting.  The analysis encompasses future cash flows from sales of the Foliar TRIGGRR® and Soil TRIGGRR® product line. In conducting the annual impairment test in 2010 and 2011, the Company determined that the estimated fair value of the formulas, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years.  Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment.  Office furniture and fixtures are depreciated over a five-year period and vehicles are depreciated over a three-year period.  Leasehold improvements are amortized over the life of the lease and are included in depreciation expense.  Capital leases are amortized using the straight-line method over the estimated useful life or the remaining term of the related lease, whichever is less.  Depreciation and amortization totaled $142,960 and $149,487 for the years ended November 30, 2011 and 2010, respectively.

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
November 30, 2011 and 2010

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Products Warranty

The Company warrants its products against defects in workmanship. The warranty accrual at November 30, 2011 and 2010 was $20,000 and $36,363, respectively, and is included within accrued expenses. The accrual is based on an estimate of the cost to be incurred based on the claims received and historical experience.  Returns offset against the warranty accrual for fiscal 2011 and 2010 were approximately $8,863 and $3,897, respectively.

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

Shipping and Handling Costs

The Company incurs expenses for the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as gross revenues if billed to the customer and cost of goods sold if incurred by the Company. Such costs amounted to approximately $113,000 and $105,000 for the years ended November 30, 2011 and 2010, respectively.

Research and Development

It is the Company’s policy to expense research and development costs when incurred.  During the years ended November 30, 2011 and 2010, the Company expensed $305,125 and $281,324, respectively, of research and development costs.

Advertising

Advertising expense is comprised of media, agency and promotion costs.  Advertising expenses are charged to operations as incurred.  Advertising expenses totaled $86,167 and $110,170 during the years ended November 30, 2011 and 2010, respectively.

Sales to Major Customers

A majority of the Company’s domestic sales are concentrated in Washington, California, Arizona and Texas.  The majority of the Company’s foreign sales are concentrated in Peru and South Korea.  For the year ended November 30, 2011 four customers represented 77% of accounts receivable. The Company has three large customers whose combined purchases amounted to 33% of the Company’s agricultural product sales in 2011.  Sales to these customers amounted to 27% in 2010.  For the year ended November 30, 2010 two customers represented 68% of accounts receivable.  Total international sales represent 15% of total sales in 2011 and 14% of total sales in 2010. The Company has no assets located in foreign countries.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011 and 2010

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method.  The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During 2011 and 2010, the Company excluded 147,500 and 192,500 stock options, respectively, from the calculation of diluted weighted-average shares outstanding as the stock options were considered anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Year Ended November 30,
	2011	2010

Numerator for earnings per common share	$313,418	$246,645

Denominator for basic earnings per common share	2,144,688	2,103,438

Effect of dilutive securities	102,354	129,408

Denominator for diluted earnings per common share	2,247,042	2,232,846

Net income per common share:
Basic	$0.15	$0.12

Diluted	$0.14	$0.11

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
November 30, 2011 and 2010

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

For 2011, the risk-free interest rate was 0.96%, expected volatility was 56% at the time all options were granted.  For 2010, the risk-free interest rate was 1.8%, expected volatility ranged from 53% to 55% at the time all options were granted.  The dividend yield was assumed to be zero, and the expected life of the options was assumed to be between five and six years based on the average vesting period of options granted for both 2011 and 2010.  For the years ended November 30, 2011 and 2010, the Company expensed approximately $20,000 and $43,000, respectively, of stock option expense.

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
November 30, 2011 and 2010

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements to U.S. GAAP and IFRSs” which clarifies some existing concepts and expands the disclosure for fair value measurements that are estimated using significant unobservable (Level 3) inputs. For public companies, ASU 2011-04 is effective for fiscal years, and interim periods, beginning after December 15, 2011 and is applied looking backwards. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its financial condition, profitability and cash flows.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance an entity may present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In either case an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods, beginning after December 15, 2011, and is applied looking backwards.

There are no other recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

Reclassifications

Certain financial statement amounts related to the prior year presentation have been reclassified in order to conform to the current year presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following at November 30:
	2011	2010

Raw materials	$548,882	$285,696
Finished goods	421,203	291,754

Total inventories	$970,085	$577,450

There are a limited number of suppliers for certain raw materials used by the Company in its products.

 WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011 and 2010

NOTE 3 – MEXICO PROPERTY

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

In response to concerns raised by the buyers that there was a potential for claims to be brought against the Company and the property in Mexican courts, in January 2010 the Company and buyers entered into a new agreement whereby the Company transferred to buyers the right to the property in exchange for a promissory note in the amount of $550,000, which was the amount still owing under the August 15, 2008 agreement. This new agreement allows for the foreclosure of the property if the note is not paid in accordance with the scheduled payment terms. Because buyers continued to be late in making payments, in November 2010, the parties agreed to a new payment schedule. The buyers are continuing to make payments under this new agreement, although payments are usually delayed.  There are penalties associated with late payments.

As of November 30, 2011, the Company has received payments from the buyer totaling $1,085,338 and was awaiting the receipt of $14,662 due in connection with the payment of $100,000 due August 31, 2011.  The buyer paid the $14,662, plus interest of $4,000 in February 2012, which constituted payment in full for the August 31, 2011 installment.  In July 2011, the Company agreed with the buyers to extend the time to complete the final purchase to February 29, 2012. The final payment is for $150,000.  Buyers have recently requested that the final payment be delayed further in exchange for favorable terms for the extended financing.  The Company agreed to delayed payment terms.  The last payment is due June 30, 2012.  The Company received a $20,000 payment on March 1, 2012 to be applied to the outstanding balance.

The Company has applied the payments, first against its long-term receivable and the remainder is being recognized as other income.  As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received on its long term receivable. As of November 30, 2011, the Company has paid $323,109 and accrued $3,334 under the arrangements from the payments collected.

NOTE 4 - LINE OF CREDIT

As of November 30, 2011 and 2010, the Company has a $500,000 line of credit with a bank, secured by all of the Company’s assets.  As of November 30, 2011 and 2010, there were no outstanding borrowings against the line. Borrowings under the line of credit bear interest at the bank’s prime rate plus 1.0% (with an interest rate floor of 5.0%), and 1.0% (with an interest rate floor of 6.0%), as of November 30, 2011 and 2010, respectively.   Interest is payable monthly. The line of credit expires August 5, 2012.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011 and 2010

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at November 30:

	2011	2010
Accrued payroll	$37,500	$71,000
Accrued vacation	94,326	74,475
Deferred rent	88,330	78,202
State income tax	20,900	20,200
Warranty	20,000	36,363
Sales commissions	111,972	183,615
Other	47,947	38,581

Total accrued expenses	$420,975	$502,436

NOTE 6 - STOCK OPTIONS

During fiscal 2001, the Company established an employee stock option plan (“the 2001 Plan”) under which options to purchase an aggregate of 400,000 shares of the Company’s common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options.  Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant.  Options vest over varying terms designated by the 2001 Plan’s administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment.  There are 344,500 options granted under the 2001 plan of which 334,500 are fully vested as of November 30, 2011.

During fiscal 2010, the Company granted stock options to acquire 30,000 shares under the 2001 Plan at $0.81 per share to the Company’s President and Vice-President.  The options vest over three years and a total of 20,000 options have vested as of November 30, 2011.  The remaining 10,000 options vest in March 2012.

During fiscal 2010, the Company granted non-qualified stock options under the 2001 Plan to acquire 15,000 shares to each of  its two members of the Board of Directors at $0.81 per share with quarterly vesting, expiring in March 2020.   All of these options have vested and remain outstanding and exercisable at November 30, 2011.

The 2001 Plan has expired and no further stock options are being granted under the 2001 Plan.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011 and 2010

NOTE 6 - STOCK OPTIONS (Continued)

A summary of the stock option activity under the 2001 Plan is as follows:

	Stock Options	Exercise Price Per Share	Weighted Average Price Per Share

Outstanding at November 30, 2009	344,500	$0.25 – 1.53	$0.81
Granted	45,000	0.81	0.81
Expired or canceled	-	-	-

Outstanding at November 30, 2010	389,500	0.25 – 1.53	0.81
Exercised	(45,000)	0.25	0.25
Granted	-	-	-
Expired or canceled	-	-	-

Outstanding at November 30, 2011	344,500	$0.25 – 1.53	$0.89

Weighted average remaining contractual life	5 years

Exercisable stock options at November 30, 2011	334,500	$0.25 – 1.53	$0.86

Weighted average remaining contractual life	5 years

The weighted average fair value of options granted during  2010 was  $0.81. The weighted average fair value of options vested during 2011 and 2010 was $1.20 and $1.26, respectively. The weighted average fair value of unvested options at November 30, 2011 and 2010 was $0.81 and $1.08, respectively. The aggregate intrinsic value of options outstanding at November 30, 2011 was approximately $88,000.

As of November 30, 2011, total unrecognized stock-based compensation costs related to non-vested stock options was $4,133, and the weighted-average period over which it is expected to be recognized is 0.26 years.

During the year ended November 30, 2011, 2 employees exercised the right to purchase a total of 45,000 shares of common stock at $0.25 per share for a total of $11,250.  The aggregate intrinsic value of the options exercised was approximately $27,000.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011 and 2010

NOTE 6 - STOCK OPTIONS (Continued)

In fiscal 2011, the Company adopted the 2011 Stock Option and Stock Compensation Plan (“2011 Plan”). The Plan allows for the grant of options and other awards representing up to 92,688 shares of the Company’s common stock. Such options and awards may be granted to directors, officers, employees and others who render services to the Company.  The options may be granted as either incentive stock options or non-qualified stock options. Under the 2011 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. The other awards that may be granted under the Plan include stock units and stock appreciation rights.

During fiscal 2011, the Company granted non-qualified stock options to acquire 7,500 shares to each of its two members of the Board of Directors at $0.85 per share.  All 15,000 of these options vested immediately upon grant and expire in November 2021.  All of these options remain outstanding and exercisable at November 30, 2011.

A summary of the stock option activity under the 2011 Plan is as follows:

	Stock Options	Exercise Price Per Share	Weighted Average Price Per Share

Outstanding at November 30, 2010	-	-	-
Granted	15,000	$0.85	$0.85
Expired or canceled	-	-	-

Outstanding at November 30, 2011	15,000	$0.85	$0.85

Weighted average remaining contractual life	10 years

Exercisable stock options at November 30, 2011	15,000	$0.85	$0.85

Weighted average remaining contractual life	10 years

The weighted average fair value of options granted during 2011 was $0.85. The weighted average fair value of options vested during 2011 was $0.85. The weighted average fair value of unvested options at November 30, 2011 was $0. The aggregate intrinsic value of options outstanding at November 30, 2011 was $0.

As of November 30, 2011, total unrecognized stock-based compensation costs related to non-vested stock options was $0.

At November 30, 2011, the 2011 Plan has a total of 77,688 shares that remain reserved and available for future stock option grants or other award grants.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011 and 2010

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

In addition, the Company also leased certain of its property and equipment through capital leases, which have either expired or expire through 2012. Capitalized leases included in property and equipment amounted to approximately $139,000, before accumulated depreciation of $116,000, and $139,000, before accumulated depreciation of $101,000, as of November 30, 2011 and 2010, respectively.  Minimum future obligations under the operating and capital leases as of November 30, 2011 are as follows:

Year ending November 30,	Operating Leases	Capital Leases

2012	$248,582	$12,521
2013	260,217	--
2014	266,298	--
2015	226,563	--
2016	200,220
Thereafter	436,847	--

Total minimum lease payments	$1,638,727	12,521

Less: interest		(622)

Principal portion		11,899

Less: current portion		(11,899)

Long-term portion		$0

Rent expense was $209,326 and $198,294 for the years ended November 30, 2011 and 2010, respectively.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011 and 2010

NOTE 8 - INCOME TAXES

The (benefit) provision for income taxes consisted of the following as of November 30:
	2011	2010
Current provision:
Federal	$--	$--
State	4,460	21,800
	4,460	21,800

Deferred (benefit) expense:
Federal	(9,000)	(37,000)
State	--	--
	(9,000)	(37,000)

Total income tax (benefit) provision	$(4,540)	$(15,200)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.  The tax effect of temporary differences consisted of the following as of November 30:

	2011	2010

Deferred tax assets
Net operating loss carryforwards	$218,700	$335,600
Other	102,500	128,400
Gross deferred tax assets	321,200	464,000
Less valuation allowance	(170,200)	(322,000)

Net deferred tax assets	$151,000	$142,000

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  The valuation allowance decreased by $151,800 from 2010 and decreased by $77,900 from 2009.

At November 30, 2011, the Company has a federal income tax net operating loss carryforward of approximately $625,000 and federal research and experimentation credit carryforwards of approximately $70,000.  The federal net operating loss carry forwards began expiring in 2010 and continues to expire through the year 2023 and federal research and experimentation credit carryforwards begin to expire in 2022.  During the years ended November 30, 2011 and 2010, federal taxable income was reduced by the utilization of approximately $304,000 and $236,000, respectively, in net operating loss carryforwards.

Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  November 30, 2011 and 2010

NOTE 8 - INCOME TAXES (Continued)

A reconciliation of the effective tax with the federal statutory rate is as follows as of November 30:

	2011	2010

Expected income tax expense (benefit) at 35% statutory rate	$108,100	$81,000
Change in valuation allowance	(151,800)	(77,900)
Nondeductible expenses	10,000	16,500
State income taxes	15,700	11,100
Other	13,460	(45,900)

Tax (benefit) expense	$(4,540)	$(15,200)