Form 10-Q
period 2012-02-29
WESTBRIDGE RESEARCH GROUP
filed 2012-04-13
CIK 750150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

The number of shares of issuer’s Common Stock, no par value, outstanding as of February 29, 2012 was 2,148,438.

Westbridge Research Group

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	FEBRUARY 29, 2012	NOVEMBER 30, 2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$810,812	$1,319,648
Short term investments	1,000	1,000
Trade accounts receivable, less allowance for doubtful accounts of $13,600 and $3,600, respectively	789,898	194,785
Inventories	1,138,397	970,085
Deferred tax asset	76,000	76,000
Prepaid expenses and other current assets	148,461	232,261

TOTAL CURRENT ASSETS	2,964,568	2,793,779

PROPERTY AND EQUIPMENT, net	468,148	484,503
INTANGIBLE ASSET	151,600	151,600
DEFERRED TAX ASSET, net of current portion	75,000	75,000

TOTAL ASSETS	$3,659,316	$3,504,882

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)

	FEBRUARY 29, 2012	NOVEMBER 30, 2011
	(unaudited)	(audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$214,420	$59,364
Accrued expenses	279,108	420,975
Line of credit	100,000	--
Current portion of capital leases	6,929	11,899

TOTAL CURRENT LIABILITIES	600,457	492,238

TOTAL LIABILITIES	600,457	492,238

Commitments (Note 6)

SHAREHOLDERS' EQUITY
Preferred stock, no par value: Authorized 5,000,000 shares No shares issued and outstanding	--	--
Common stock, no par value: Authorized 37,500,000 shares Issued and outstanding 2,148,438 shares at February 29, 2012 and November 30, 2011	8,491,104	8,491,104
Paid in capital	243,769	243,769
Accumulated deficit	(5,676,014)	(5,722,229)

TOTAL SHAREHOLDERS' EQUITY	3,058,859	3,012,644

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,659,316	$3,504,882

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	FEBRUARY 29, 2012	FEBRUARY 28, 2011

NET SALES	$1,208,079	$996,669

COST OF SALES	511,141	394,481

GROSS PROFIT	696,938	602,188

OPERATING EXPENSES
Research and development	68,041	57,302
Selling	365,371	273,632
General and administration	219,241	221,995

TOTAL OPERATING EXPENSES	652,653	552,929

Operating income	44,285	49,259

OTHER INCOME [EXPENSE]
Other income	12,577	101,520
Interest expense	(819)	(4,266)
Interest income	172	166

Income before income taxes	56,215	146,679

Provision for income taxes	10,000	13,600

Net income	$46,215	$133,079

Basic earnings per common share	$0.02	$0.06

Weighted average shares outstanding	2,148,438	2,133,438

Diluted earnings per common share	$0.02	$0.06

Weighted average shares and options outstanding	2,250,909	2,231,735

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED
	FEBRUARY 29, 2012	FEBRUARY 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,215	$133,079
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	35,623	33,222
Increase in allowance for doubtful accounts	10,000	11,600
Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable	(605,113)	(560,576)
Increase in inventories	(168,312)	(191,348)
Decrease [increase] in prepaid expenses	83,800	(19,981)
Increase in accounts payable	155,056	60,726
Decrease in accrued expenses	(141,867)	(200,416)

Net cash used in operating activities	(584,598)	(733,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,268)	(13,031)

Net cash used in investing activities	(19,268)	(13,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(4,970)	(5,295)
Proceeds from exercise of stock options	--	11,250
Borrowings on line of credit	100,000	200,000
Payments on long-term debt	--	(1,977)

Net cash provided by financing activities	95,030	203,978

DECREASE IN CASH AND CASH EQUIVALENTS	(508,836)	(542,747)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,319,648	1,493,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$810,812	$950,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$819	$4,266
Taxes	$16,500	$1,600

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2011 Annual Report on Form 10-K, filed March 14, 2012.  The results of operations for the quarter ended February 29, 2012, are not necessarily indicative of the operating results for the full year.

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

Concentrations

A majority of the Company’s domestic sales are concentrated in Washington, California and Minnesota.  The majority of the Company’s foreign sales are concentrated in Peru and South Korea.  For the quarter ended February 29, 2012, three customers represented 55% of accounts receivable and for the quarter ended February 28, 2011, three customers represented 58% of accounts receivable.  The Company’s four largest customers as of February 29, 2012 had combined purchases amounting to 54% and 32% of the Company’s net sales for the three months ended February 29, 2012 and February 28, 2011, respectively.  Total international sales represent 20% and 31% of total sales for the three months ended February 29, 2012 and February 28, 2011, respectively. The Company has no assets located in foreign countries.

Research and Development

It is the Company’s policy to expense research and development costs when incurred.

Advertising

Advertising expense is comprised of media, agency and promotion costs.  Advertising expenses are charged to expense as incurred.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Share

Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method.  The weighted average diluted shares outstanding for the periods ended February 29, 2012 and February 28, 2011 excludes the dilutive effect of approximately 147,500 and 192,500, respectively, stock options since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Period Ended
	February 29, 2012	February 28, 2011

Numerator for earnings per common share	$46,215	$133,079

Denominator for basic earnings per common share	2,148,438	2,133,438

Effect of dilutive securities	102,471	98,297

Denominator for diluted earnings per common share	2,250,909	2,231,735

Net income per common share:
Basic	$0.02	$0.06

Diluted	$0.02	$0.06

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.  As of February 29, 2012, the Company has no accrued interest or penalties related to uncertain tax positions.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company does not amortize indefinite lived intangible assets, but tests these assets for impairment annually or whenever indicators of impairments arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  The Company’s intangible assets with indefinite lives primarily consist of purchased formulas.  Generally, the Company has determined that its formulas have indefinite useful lives due to the following:

•
Formulas and trade secret applications which are classified as pesticides or bio-pesticides are generally authorized by the United States Environmental Protection Agency subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•	Maintenance expenditures to obtain future cash flows are not significant;
•	The Soil TRIGGRR® and Foliar TRIGGRR® formulations are not technologically dependent; and
•	The Company intends to use these assets indefinitely.

The Company combines all its indefinite lived formulas which mainly consist of Soil TRIGGRR® and Foliar TRIGGRR® into a single unit of accounting.  The analysis encompasses future cash flows from sales of Soil TRIGGRR® and Foliar TRIGGRR® product lines. In conducting the annual impairment test in 2011, the Company determined that the estimated fair value of the formulas, calculated using a discounted cash flow analysis, exceeded their carrying amounts. No changes have occurred since the impairment test that would require the Company to re-evaluate its formulas.

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

As of February 29, 2012, the Company has received payments from the buyers totaling $1,100,000 and $4,000 interest.  Buyers have recently requested that the final payment be delayed further in exchange for favorable terms for the extended financing.  The Company agreed to delayed payment terms with a payment of $75,000 due immediately, and the remaining $75,000 due June 30, 2012.  The Company has received a $20,000 payment on March 1, 2012 to be applied to the outstanding balance of $150,000.

As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received. As of February 29, 2012, the Company has paid $327,308 and accrued $5,200 under the arrangements  for the payments collected.

NOTE 3 – INVENTORIES

Inventories, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market.  The Company’s inventories increased as of the quarter ended February 29, 2012 as the Company is able to store additional raw materials that require longer lead times as well as utilizing forecasting tools to build inventory.  The Company is preparing for its busy season which primarily begins in March of each year.  Inventories consist of the following at:

	February 29, 2012	November 30, 2011

Raw materials	$594,134	$548,882
Finished goods	544,263	421,203
Total inventories	$1,138,397	$970,085

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

	February 29, 2012	November 30, 2011
Machinery & equipment	$790,094	$779,304
Furniture & fixtures	177,916	173,779
Vehicles	55,442	55,442
Leasehold improvements	376,829	372,488

Total Property and Equipment	1,400,281	1,381,013
Less accumulated depreciation and amortization	(932,133)	(896,510)

Property and Equipment, net	$468,148	$484,503

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following at:
	February 29, 2012	November 30, 2011

Sales commissions	$27,278	$111,972
Deferred rent	89,828	88,330
Warranty	20,000	20,000
Accrued vacation	94,326	94,326
Accrued state income tax	14,400	20,900
Accrued payroll	9,000	37,500
Due customers	15,629	24,958
Other	8,647	22,989

Total accrued expenses	$279,108	$420,975

NOTE 6 – COMMITMENTS

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

The Company has a $500,000 line of credit with a bank, secured by all the Company’s assets with usual banking covenants.  As of February 29, 2012, the Company has drawn $100,000 on the line of credit.  Borrowings under the line of credit bear interest at the bank’s prime rate plus 1%, but not less than 5% per annum.  The interest rate as of February 29, 2012 is 5%.  Interest is payable monthly.

NOTE 7 – SUBSEQUENT EVENT

On March 29, 2012, Ms. Koenemann, the Company’s President, exercised an option granted in 2002 and purchased 25,000 shares of the Company’s common stock for $0.25 per share.    Following a 2010 exercise and the March 2012 exercise, Ms. Koenemann remains entitled to purchase  50,000 shares under the 2002  grant, which expires in July 2012.

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

Results of Operations for the Three Month Period Ending February 29, 2012 Compared to the Three Month Period Ending February 28, 2011

Net sales for the three month period ended February 29, 2012 were $1,208,079, representing an increase of 21%, or $211,410, from the same period in the prior year.  This increase is primarily due to early ordering by  existing customers as well as, in management’s view, the Company’s sales and educational efforts over a number of years have resulted in its products gaining acceptance with growers and distributors.

Cost of sales as a percentage of net sales increased to 42% for the quarter ended February 29, 2012 as compared with 40% for the same period in the prior year.  This increase is primarily due to the product mix of sales during the quarter ended February 29, 2012 as compared with the same period in the prior year.

Research and development expenses for the three month period ended February 29, 2012 increased 19%, or $10,739 compared with the same period in the prior year.  This increase is primarily due to additional consulting fees paid to our regulatory consultant related to matters concerning the U.S. Environmental Protection Agency and other authorities.

Selling expenses for the three month period ended February 29, 2012 increased 34%, or $91,739, to $365,371 compared with the same period in the prior year.  This increase is primarily due to an increase in salaries related to the addition of sales and marketing staff, increased international travel and increased trade show expenses.

General and administrative expenses for the three month period ended February 29, 2012 decreased $2,754 or 1% when compared with the same period in the prior year

Other income for the three month period ended February 29, 2012 decreased $88,943 compared to the same period in the prior year.  This decrease in other income primarily represents the reduction in net proceeds of installment payments from the sale of the Mexico property as discussed in Note 2 to the financial statements.

Net income for the quarter ended February 29, 2012 was $46,215 as compared with net income of $133,079 for the same period in the prior year.  The decrease in net income is primarily due to the reduction in other income as discussed above.  As a result, basic earnings per share decreased to $0.02 for the quarter ended February 29, 2012 compared with $0.06 per share for the same period in the prior year.

Federal income taxes have not been provided for in the accompanying consolidated condensed statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income. The Company has approximately $625,000 of federal net operating loss carryforwards at November 30, 2011, which it is currently utilizing as offsets against current earnings to reduce or eliminate its income taxes.  Management has provided for California state income taxes.  In addition, management has assessed the recoverable value of its deferred tax assets at $151,000 as the Company has been able to achieve its budgeted targets and the Company expects to utilize these benefits over the next three years.

Results of Operations for the Three Month Period Ending February 28, 2011 Compared to the Three Month Period Ending February 28, 2010

Net sales for the three month period ended February 28, 2011 were $996,669, representing a 27% increase from the same period in the prior year.  This increase was primarily associated with increased sales to two foreign distributors and one domestic customer.

Cost of sales as a percentage of net sales decreased to 40% for the quarter ended February 28, 2011 as compared with 42% for the same period in the prior year.  This decrease was primarily due to the product mix of sales during the quarter ended February 28, 2011 as compared with the same period in the prior year.

Research and development expenses for the three month period ended February 28, 2011 increased 1%, or $770, to $57,302 compared with the same period in the prior year.

Selling expenses for the three month period ended February 28, 2011 increased $39,622, or 17%, compared with the same period in the prior year. This increase was primarily due to the addition of a salesperson in the third quarter 2010 and increased trade show and advertising expenses.

General and administrative expenses for the three month period ended February 28, 2011 increased $68,970 or 45%, when compared with the same period in the prior year.  This increase was primarily due to the addition of a financial consultant in the third quarter of 2010 and a timing difference in expensing certain services performed.

Other income for the three month period ended February 28, 2011 increased by $55,662 compared to the same period in the prior year.  This increase primarily represents the net proceeds of installment payments from the sale of the Mexico property.

Net income for the quarter ended February 28, 2011 was $133,079 as compared with net income of $55,230, for the same period in the prior year.   As a result, basic earnings per share increased to $0.06 per share for the three months ended February 28, 2011 compared with $0.03 per share for the three months ended February 28, 2010.  This increase is primarily due to increased sales, as well as increased other income associated with the sale of the Mexico property.

Liquidity and Capital Resources:

Working capital was $2,364,111 at February 29, 2012, an increase of $62,570, from $2,301,541 at November 30, 2011.  The increase as of February 29, 2012 is primarily due to the increase in accounts receivable. Working capital was $2,116,778 at February 28, 2011, an increase of $161,009, from $1,955,769 at November 30, 2010.  The increase as of February 28, 2011 is primarily due to an installment received from the sale of the Mexico property in December 2010.

The Company has secured a $500,000 line of credit available to be drawn down if required, of which, $100,000 has been drawn as of February 29, 2012.  This line of credit is secured by all the assets of the Company.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this item.

ITEM 4.    Controls and Procedures.

The Company's management with the participation of the Company's principal executive and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 29, 2012, the end of the quarterly fiscal period covered by this quarterly report. Based on this evaluation, the Company's principal executive and principal financial officer concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended February 29, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
None

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011, which could materially affect our business, financial condition or operating results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   MINE SAFETY DISCLOSURE

Not Applicable

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

WESTBRIDGE RESEARCH GROUP

Dated: April 13, 2012	/s/ Christine Koenemann
Christine Koenemann, President Principal Executive Officer

/s/ Richard Forsyth
Richard Forsyth, Chief Financial Officer Principal Financial Officer