Form 10-Q
period 2012-05-31
WESTBRIDGE RESEARCH GROUP
filed 2012-07-10
CIK 750150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer	[_]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares of issuer’s Common Stock, no par value, outstanding as of July 10, 2012 was 2,198,438.

Westbridge Research Group

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2012

 PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	MAY 31, 2012 (unaudited)	NOVEMBER 30, 2011 (audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,118,744	$1,319,648
Short term investments	1,000	1,000
Trade accounts receivable, less allowance for doubtful accounts of $13,600 and $3,600, respectively	822,112	194,785
Inventories	1,021,778	970,085
Deferred tax asset	76,000	76,000
Prepaid expenses and other current assets	208,527	232,261

TOTAL CURRENT ASSETS	4,248,161	2,793,779

PROPERTY AND EQUIPMENT, net	461,382	484,503
INTANGIBLE ASSET	151,600	151,600
DEFERRED TAX ASSET, net of current portion	75,000	75,000

TOTAL ASSETS	$4,936,143	$3,504,882

See accompanying notes to consolidated

condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

	MAY 31, 2012 (unaudited)	NOVEMBER 30, 2011 (audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$324,194	$59,364
Accrued expenses	578,700	420,975
Current portion of capital leases	3,532	11,899

TOTAL CURRENT LIABILITIES	906,426	492,238

TOTAL LIABILITIES	906,426	492,238

Commitments (Note 6)

SHAREHOLDERS' EQUITY
Preferred stock, no par value: Authorized 5,000,000 shares No shares issued and outstanding	—	—
Common stock, no par value: Authorized 37,500,000 shares Issued and outstanding 2,173,438 shares at May 31, 2012 and 2,148,438 at November 30, 2011	8,497,354	8,491,104
Paid in capital	247,902	243,769
Accumulated deficit	(4,715,539)	(5,722,229)

TOTAL SHAREHOLDERS' EQUITY	4,029,717	3,012,644

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,936,143	$3,504,882

See accompanying notes to consolidated

condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED MAY 31,		SIX MONTHS ENDED MAY 31,
	2012	2011	2012	2011

NET SALES	$3,242,949	$2,022,994	$4,451,028	$3,019,663

COST OF SALES	1,310,611	783,932	1,821,752	1,178,413

GROSS PROFIT	1,932,338	1,239,062	2,629,276	1,841,250

OPERATING EXPENSES
Research and development	121,356	64,968	189,397	122,270
Selling	552,205	350,828	917,576	624,460
General and administration	218,860	227,586	438,101	449,581
TOTAL OPERATING EXPENSES	892,421	643,382	1,545,074	1,196,311

Operating income	1,039,917	595,680	1,084,202	644,939

OTHER INCOME (EXPENSE)
Interest expense	(1,383)	(3,364)	(2,202)	(7,630)
Interest income	418	292	590	458
Other income	11,523	215	24,100	101,735
Income before income taxes	1,050,475	592,823	1,106,690	739,502

Provision for income taxes	(90,000)	(38,000)	(100,000)	(51,600)

Net income	$960,475	$554,823	$1,006,690	$687,902

Basic earnings per common share	$0.44	$0.26	$0.47	$0.32

Basic weighted average shares outstanding	2,165,105	2,148,438	2,156,771	2,140,938

Diluted earnings per common share	$0.43	$0.25	$0.45	$0.31

Diluted weighted average shares outstanding	2,259,149	2,246,735	2,250,170	2,239,235

See accompanying notes to consolidated

condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED
	MAY 31, 2012	MAY 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,006,690	$687,902

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,244	66,444
Stock compensation expense	4,133	13,478
Increase in allowance for doubtful accounts	10,000	7,600

Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable	(637,327)	(350,208)
Increase in inventories	(51,693)	(240,614)
Decrease in prepaid expenses	23,734	13,863
Increase in accounts payable	264,830	146,217
Increase [decrease] in accrued expenses	157,725	(74,392)

Net cash provided by operating activities	849,336	270,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48,123)	(54,599)

Net cash used in investing activities	(48,123)	(54,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(8,367)	(10,428)
Proceeds from issuance of common stock	6,250	11,250
Payments on long-term debt	—	(3,295)

Net cash used in financing activities	(2,117)	(2,473)

INCREASE IN CASH AND CASH EQUIVALENTS	799,096	213,218

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,319,648	1,493,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,118,744	$1,706,360

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,202	$7,630
Taxes	$29,637	$1,600

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2011 Annual Report on Form 10-K, filed March 14, 2012. The results of operations for the quarter and six months ended May 31, 2012, are not necessarily indicative of the operating results for the full year.

Revenue Recognition

The Company recognizes revenues from the sale of its products to customers at the time of shipping. Products are shipped from the Company’s facility to customers with FOB Vista, CA shipping terms at which time revenues are considered earned. The Company will replace product which is considered “substandard”, however this occurs infrequently and the Company records a warranty accrual for these anticipated replacements.

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

Concentrations

A majority of the Company’s domestic sales are concentrated in Washington, California and Minnesota. The majority of the Company’s foreign sales are concentrated in Peru and South Korea. As of May 31, 2012, three customers represented 63% of accounts receivable and as of May 31, 2011, three customers represented 50% of accounts receivable. The Company’s three largest customers had combined purchases amounting to 35% of the Company’s net sales for the six months ended May 31, 2012. The Company’s four largest customers had combined purchases amounting to 45% of the Company’s net sales for the six months ended May 31, 2011. Total international sales represent 7% and 12% of total sales for the six months ended May 31, 2012 and May 31, 2011, respectively. The Company has no assets located in foreign countries.

Research and Development

It is the Company’s policy to expense research and development costs when incurred.

Advertising

Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to expense as incurred.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Net Income Per Share

Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average diluted shares outstanding for the periods ended May 31, 2012 and May 31, 2011 excludes the dilutive effect of approximately 147,500 and 192,500, respectively, stock options since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011

Net income	$960,475	$554,823	$1,006,690	$687,902

Denominator for basic earnings per common share	2,165,105	2,148,438	2,156,771	2,140,938

Effect of dilutive securities	94,044	98,297	93,399	98,297

Denominator for diluted earnings per common share	2,259,149	2,246,735	2,250,170	2,239,235

Net income per common share:
Basic	$0.44	$0.26	$0.47	$0.32
Diluted	$0.43	$0.25	$0.45	$0.31

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of May 31, 2012 and November 30, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

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

As of May 31, 2012, the Company has received payments from the buyers totaling $1,120,000 and $4,000 in interest. Buyers have requested that the final payment be delayed further in exchange for favorable terms for the extended financing. The Company agreed to delayed payment terms with a payment of $75,000 due approximately March 1, 2012, and the remaining $75,000 due June 30, 2012. The Company has received a $20,000 payment on March 1, 2012 and there is a balance due of $130,000 plus penalties and interest of an additional $15,500. The Company records the payments to other income in the accompanying statements of operations as they are received, as collection is uncertain.

As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received. As of May 31, 2012, the Company has paid $332,508 and accrued $6,500 under the arrangements for the payments collected.

 NOTE 3 – INVENTORIES

Inventories, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company’s inventories increased as of May 31, 2012 as the Company is able to store additional raw materials that require longer lead times as well as utilizing forecasting tools to build inventory. Inventories consist of the following at:

	May 31, 2012	November 30, 2011

Raw materials	$484,337	$548,882
Finished goods	537,441	421,203
Total inventories	$1,021,778	$970,085

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

	May 31, 2012	November 30, 2011

Machinery & equipment	$812,945	$779,304
Furniture & fixtures	183,920	173,779
Vehicles	55,442	55,442
Leasehold improvements	376,829	372,488

Total Property and Equipment	1,429,136	1,381,013
Less accumulated depreciation and amortization	(967,754)	(896,510)

Property and Equipment, net	$461,382	$484,503

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following at:

	May 31, 2012	November 30, 2011

Sales commissions	$249,740	$111,972
Deferred rent	90,865	88,330
Warranty	20,000	20,000
Accrued vacation	94,326	94,326
Accrued state income tax	91,263	20,900
Accrued payroll	18,000	37,500
Other	14,506	47,947

Total accrued expenses	$578,700	$420,975

NOTE 6 – COMMITMENTS

The Company has a $500,000 line of credit with a bank, secured by all the Company’s assets with usual banking covenants.  As of May 31, 2012, the Company has drawn $0 on the line of credit. Borrowings under the line of credit bear interest at the bank’s prime rate plus 1%, but not less than 5% per annum. The interest rate as of May 31, 2012 is 5%. Interest is payable monthly.

NOTE 7 - SUBSEQUENT EVENT

On June 8, 2012, Ms. Koenemann, the Company’s President, exercised an option granted in 2002 and purchased 25,000 shares of the Company’s common stock for $0.25 per share. Following a 2010 exercise, a March 2012 exercise, and this June 2012 exercise, Ms. Koenemann remains entitled to purchase 25,000 shares under the 2002 grant, which expires in July 2012.

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

Results of Operations for the Three and Six Month Periods Ending May 31, 2012 Compared to the Three and Six Month Periods Ending May 31, 2011

Net sales for the three month period ended May 31, 2012 were $3,242,949, representing an increase of 60%, or $1,219,955, from the same period in the prior year. For the six month period ended May 31, 2012, sales were $4,451,028 which represents an increase of 47%, or $1,431,365, from the prior year’s sales of $3,019,663. The increase in sales is primarily due to increased sales in parts of the Midwest, along with the introduction of a new biological control product in the Pacific Northwestern United States. In addition, the three and six month increases are due to the Company’s sales and educational efforts over a number of years resulting in its products gaining acceptance with growers and distributors.

Cost of sales as a percentage of net sales increased to 40% for the quarter ended May 31, 2012 as compared with 39% for the same period in the prior year. For the six month period ended May 31, 2012, cost of sales as a percentage of net sales increased to 41% as compared with 39% for the same period in the prior year. These increases are primarily due to the product mix.

Research and development expenses for the three and six month periods ended May 31, 2012 increased 87%, or $56,388, and 55%, or $67,127, respectively, compared with the same periods in the prior year. These increases are primarily due to the addition of research and development staff.

Selling expenses for the three and six month periods ended May 31, 2012 increased 57%, or $201,377, to $552,205 and increased 47%, or $293,116, to $917,576, respectively compared with the same periods in the prior year. These increases are primarily due to additional selling staff, increased commission expense due to increased sales, and increased advertising and trade show expenses.

General and administrative expenses for the three and six month periods ended May 31, 2012 decreased $8,726 or 4% and $11,480 or 3%, respectively, when compared with the same periods in the prior year. These decreases are primarily due to a reduction in outside financial consulting services.

Other income for the three and six month periods ended May 31, 2012 increased $11,308 and decreased $77,635, respectively, compared to the same periods in the prior year. This increase and decrease in other income primarily represent the net proceeds of installment payments from the sale of the Mexico property as discussed in Note 2 to the financial statements.

Net income for the quarter ended May 31, 2012 was $960,475 as compared with net income of $554,823, for the same period in the prior year. Net income for the six month period ended May 31, 2012 was $1,006,690 as compared with net income of $687,902 in the prior year. As a result, basic earnings per share increased to $0.47 for the six months ended May 31, 2012 compared with $0.32 per share for the six months ended May 31, 2011.

Federal income taxes have not been provided for in the accompanying consolidated condensed statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income. The Company has approximately $486,000 of federal net operating loss carryforwards at November 30, 2011, which it is currently utilizing as offsets against current earnings to reduce or eliminate its income taxes. Management has provided for California state income taxes. In addition, management has assessed the recoverable value of its deferred tax assets at $151,000 as the Company has been able to achieve its budgeted targets and the Company expects to utilize these benefits over the next three years.

Results of Operations for the Three and Six Month Periods Ending May 31, 2011 Compared to the Three and Six Month Periods Ending May 31, 2010

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

Liquidity and Capital Resources:

Working capital was $3,341,735 at May 31, 2012, an increase of $1,040,194, from $2,301,541 at November 30, 2011. Working capital was $2,670,110 at May 31, 2011, an increase of $714,341, from $1,955,769 at November 30, 2010. These increases as of May 31, 2012 and 2011 are primarily due to increased trade receivables and collections, resulting in higher cash balances, as the second quarter is consistently the Company’s busiest time of the year. Agricultural product sales are typically seasonal in nature with heavier sales in the spring months, resulting in increased cash flow during the spring and summer months while normally reducing cash flow significantly during the fall and winter months.

During the period ended May 31, 2012, the Company had cash provided by operating activities of approximately $849,000 as opposed to approximately $270,000 for the period ended May 31, 2011 which is primarily the result of the increase in net income for 2012 over 2011. Cash used in investing activities was approximately $48,000 and $55,000 for the periods ended May 31, 2012 and 2011, respectively. Cash used in financing activities was approximately $2,000 for each period ended May 31.

The Company has secured a $500,000 line of credit available to be drawn down if required, of which, $0 has been drawn as of May 31, 2012. This line of credit is secured by all the assets of the Company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this item.

ITEM 4. Controls and Procedures

The Company's management with the participation of the Company's principal executive and principal financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 31, 2012, the end of the quarterly fiscal period covered by this quarterly report. Based on this evaluation, the Company's principal executive and principal financial officers concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended May 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

101 XBRL exhibits

B. REPORTS ON FORM 8-K

Form 8-K was filed on June 19, 2012 regarding continuation of annual shareholder meeting.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTBRIDGE RESEARCH GROUP

Dated: July 10, 2012

/s/ Christine Koenemann

Christine Koenemann, President

Principal Executive Officer

/s/ Richard Forsyth

Richard Forsyth, Chief Financial Officer

Principal Financial Officer

