Form 10-Q
period 2012-08-31
WESTBRIDGE RESEARCH GROUP
filed 2012-10-15
CIK 750150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of issuer’s Common Stock, no par value, outstanding as of October 15, 2012 was 2,223,438.

__________________________________________________________________

Westbridge Research Group

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012

Table of Contents

___________________________________________________________________

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	AUGUST 31,	NOVEMBER 30,
	2012	2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,998,619	$1,319,648
Short term investments	1,000	1,000
Trade accounts receivable, less allowance for doubtful accounts of $13,600 and $3,600, respectively	449,648	194,785
Inventories	1,091,730	970,085
Deferred tax asset	76,000	76,000
Prepaid expenses and other current assets	406,659	232,261

TOTAL CURRENT ASSETS	4,023,656	2,793,779

PROPERTY AND EQUIPMENT, net	500,777	484,503
INTANGIBLE ASSET	151,600	151,600
DEFERRED TAX ASSET, net of current portion	75,000	75,000

TOTAL ASSETS	$4,751,033	$3,504,882

See accompanying notes to consolidated

condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

	AUGUST 31,	NOVEMBER 30,
	2012	2011
	(unaudited)	(audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$110,495	$59,364
Accrued expenses	442,952	420,975
Current portion of note payable	4,178	–
Current portion of capital leases	–	11,899

TOTAL CURRENT LIABILITIES	557,625	492,238

Note payable	20,322	–

TOTAL LIABILITIES	577,947	492,238

Commitments (Note 6)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:Authorized 5,000,000 shares, no shares issued and outstanding	–	–
Common stock, no par value: Authorized 37,500,000 shares, issued and outstanding 2,223,438 shares at August 31, 2012 and 2,148,438 at November 30, 2011;	8,509,854	8,491,104
Paid in capital	247,902	243,769
Accumulated deficit	(4,584,670)	(5,722,229)

TOTAL SHAREHOLDERS' EQUITY	4,173,086	3,012,644

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,751,033	$3,504,882

See accompanying notes to consolidated

condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED AUGUST 31,		NINE MONTHS ENDED AUGUST 31,
	2012	2011	2012	2011

NET SALES	$1,554,193	$1,171,058	$6,005,221	$4,190,721

COST OF SALES	681,909	562,585	2,503,661	1,740,998

GROSS PROFIT	872,284	608,473	3,501,560	2,449,723

OPERATING EXPENSES
Research and development	128,775	64,342	318,172	186,612
Selling	401,341	291,987	1,318,917	916,447
General and administration	233,072	211,493	671,173	661,074
TOTAL OPERATING EXPENSES	763,188	567,822	2,308,262	1,764,133

Operating income	109,096	40,651	1,193,298	685,590

OTHER INCOME (EXPENSE)
Interest expense	[22]	[84]	[2,224]	[7,714]
Interest income	423	249	1,013	707
Other income	40,059	15,896	64,159	117,631

Income before income taxes	149,556	56,712	1,256,246	796,214

Provision for income taxes	18,687	–	118,687	51,600

Net income	$130,869	$56,712	$1,137,559	$744,614

Basic earnings per common share	$0.06	$0.03	$0.52	$0.35

Basic weighted average shares outstanding	2,206,771	2,148,438	2,173,438	2,143,438

Diluted earnings per common share	$0.06	$0.03	$0.51	$0.33

Diluted weighted average shares outstanding	2,264,256	2,246,735	2,230,492	2,241,735

See accompanying notes to consolidated

condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED
	AUGUST 31,	AUGUST 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,137,559	$744,614

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,866	106,878
Stock compensation expense	4,133	13,478
Increase in allowance for doubtful accounts	10,000	3,600

Changes in Operating Assets and Liabilities:
Increase in trade accounts receivable	(264,863)	(104,929)
Increase in inventories	(121,645)	(300,726)
Increase in prepaid expenses	(174,398)	(46,469)
Increase in accounts payable	51,131	28,348
Increase (decrease) in accrued expenses	21,977	(124,087)

Net cash provided by operating activities	770,760	320,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(123,140)	(104,274)

Net cash used in investing activities	(123,140)	(104,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(11,899)	(15,031)
Proceeds from issuance of common stock	18,750	11,250
Proceeds from note payable	24,500	–
Payments on long-term debt	–	(3,974)

Net cash provided by (used in) financing activities	31,351	(7,755)

INCREASE IN CASH AND CASH EQUIVALENTS	678,971	208,678

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,319,648	1,493,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,998,619	$1,701,820

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,224	$7,714
Taxes	$68,067	$1,600

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2011 Annual Report on Form 10-K, filed March 14, 2012. The results of operations for the quarter and nine months ended August 31, 2012, are not necessarily indicative of the operating results for the full year.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations

A majority of the Company’s domestic sales are concentrated in Washington, California and Minnesota. The majority of the Company’s foreign sales are concentrated in Peru and South Korea. As of August 31, 2012, one customer represented 49% of accounts receivable and as of August 31, 2011, three customers represented 70% of accounts receivable. The Company’s two largest customers had combined purchases amounting to 25% of the Company’s net sales for the nine months ended August 31, 2012. The Company’s three largest customers had combined purchases amounting to 35% of the Company’s net sales for the nine months ended August 31, 2011. Total international sales represent 9% and 14% of total sales for the nine months ended August 31, 2012 and August 31, 2011, respectively. The Company has no assets located in foreign countries.

Research and Development

It is the Company’s policy to expense research and development costs when incurred.

Advertising

Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to expense as incurred.

Net Income Per Share

Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The weighted average diluted shares outstanding for the periods ended August 31, 2012 and 2011 excludes the dilutive effect of approximately 147,500 and 192,500, respectively, of stock options since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2012	2011	2012	2011

Net income	$130,869	$56,712	$1,137,559	$744,614

Denominator for basic earnings per common share	2,206,771	2,148,438	2,173,438	2,143,438

Effect of dilutive securities	57,485	98,297	57,054	98,297

Denominator for diluted earnings per common share	2,264,256	2,246,735	2,230,492	2,241,735

Net income per common share:
Basic	$0.06	$0.03	$0.52	$0.35
Diluted	$0.06	$0.03	$0.51	$0.33

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of August 31, 2012 and November 30, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

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

As of August 31, 2012, the Company has received payments from the buyers totaling $1,160,000 and $4,000 in interest. Buyers have requested that the final payment be delayed further in exchange for favorable terms for the extended financing. As of August 31, 2012, there is a principal balance due of $90,000 plus penalties and interest of an additional $10,000. During September and October 2012, the Company has received the balance of $100,000. The Company records the payments to other income in the accompanying consolidated condensed statements of operations as they are received, as collection is uncertain.

As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received. As of August 31, 2012, the Company has paid $332,508 and accrued $19,500 under the arrangements for the payments collected.

NOTE 3 – INVENTORIES

Inventories, consisting of agricultural products, is stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following at:

	August 31,	November 30,
	2012	2011

Raw materials	$555,643	$548,882
Finished goods	536,087	421,203
Total inventories	$1,091,730	$970,085

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

	August 31,	November 30,
	2012	2011
Machinery & equipment	$847,782	$779,304
Furniture & fixtures	184,728	173,779
Vehicles	89,941	55,442
Leasehold improvements	381,702	372,488

Total Property and Equipment	1,504,153	1,381,013
Less accumulated depreciation and amortization	(1,003,376)	(896,510)

Property and Equipment, net	$500,777	$484,503

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following at:

	August 31,	November 30,
	2012	2011

Sales commissions	$100,527	$111,972
Deferred rent	91,902	88,330
Warranty	25,000	20,000
Accrued vacation	94,326	94,326
Accrued state income tax	71,520	20,900
Accrued payroll	54,000	37,500
Other	5,677	47,947

Total accrued expenses	$442,952	$420,975

NOTE 6 – COMMITMENTS

The Company has a $500,000 line of credit with a bank, secured by all the Company’s assets with usual banking covenants.  As of August 31, 2012, the Company has drawn $0 on the line of credit. Borrowings under the line of credit bear interest at the bank’s prime rate plus 1%, but not less than 5% per annum. The interest rate as of August 31, 2012 is 5%. Interest is payable monthly.

The Company purchased a new truck during the quarter ended August 31, 2012 at a total cost of $34,500. The Company made a cash down payment of $10,000 and financed the remaining balance of $24,500 for a total of five years at an annual interest rate of 3.19%.

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

Results of Operations for the Three and Nine Month Periods Ending August 31, 2012 Compared to the Three and Nine Month Periods Ending August 31, 2011

Net sales for the three month period ended August 31, 2012 were $1,554,193, representing an increase of 33%, or $383,135, from the same period in the prior year. For the nine month period ended August 31, 2012, sales were $6,005,221 which represents an increase of 43%, or $1,814,500, from the prior year’s sales of $4,190,721. The increase in sales is primarily due to increased sales in parts of the Midwest, along with the introduction of a new biological control product in the Pacific Northwestern region of the United States. In addition, the three and nine month increases are due to the Company’s sales and educational efforts over a number of years resulting in its products gaining acceptance with growers and distributors.

Cost of sales as a percentage of net sales decreased to 44% for the quarter ended August 31, 2012 as compared with 48% for the same period in the prior year. For the nine month period ended August 31, 2012, cost of sales as a percentage of net sales remained at 42% when compared with the same period in the prior year. The decrease for the quarter ended August 31, 2012 is primarily due to 76% of the sales increase being derived from the Company’s high and mid margin products as well as the increase in sales without an increase in fixed production costs.

Research and development expenses for the three and nine month periods ended August 31, 2012 increased 100%, or $64,433, and 70%, or $131,560, respectively, compared with the same periods in the prior year. These increases are primarily due to the addition of research and development staff and increased trials of prospective products.

Selling expenses for the three and nine month periods ended August 31, 2012 increased 37%, or $109,354, to $401,341 and increased 44%, or $402,470, to $1,318,917, respectively compared with the same periods in the prior year. These increases are primarily due to the hiring of additional selling staff, increased commission expense due to increased sales, and increased advertising and trade show expenses.

General and administrative expenses for the three and nine month periods ended August 31, 2012 increased $21,579 or 10% and increased $10,099 or 2%, respectively, when compared with the same periods in the prior year. These increases are primarily due to an increase in salaries and related benefits.

Other income for the three and nine month periods ended August 31, 2012 increased $24,163 and decreased $53,472, respectively, compared to the same periods in the prior year. These decreases and increases in other income primarily represent the net proceeds of installment payments from the sale of the Mexico property as discussed in Note 2 to the financial statements.

Net income for the quarter ended August 31, 2012 was $130,869 as compared with net income of $56,712, for the same period in the prior year. Net income for the nine month period ended August 31, 2012 was $1,137,559 as compared with net income of $744,614 in the prior year. As a result, basic earnings per share increased to $0.52 for the nine months ended August 31, 2012 compared with $0.35 per share for the nine months ended August 31, 2011.

Federal income taxes have not been provided for in the accompanying consolidated condensed statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income. The Company has approximately $704,000 of federal net operating loss carryforwards at November 30, 2011, which it is currently utilizing as offsets against current earnings to reduce or eliminate its income taxes. Management has provided for California state income taxes. In addition, management has assessed the recoverable value of its deferred tax assets at $151,000 as the Company has been able to achieve its budgeted targets and the Company expects to utilize these benefits over the next three years.

Results of Operations for the Three and Nine Month Periods Ending August 31, 2011 Compared to the Three and Nine Month Periods Ending August 31, 2010

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

Federal income taxes have not been provided for in the accompanying consolidated condensed statements of operations due to the net operating loss carryforwards generated in prior years that are available for carryforward against current year income. The Company had approximately $959,000 of federal net operating loss carryforwards at November 30, 2010, which it is currently utilizing as offsets against current earnings to reduce or eliminate its income taxes. Management has provided for California state income taxes. In addition, management has assessed the recoverable value of its deferred tax assets at $142,000 as the Company has been able to achieve its budgeted targets and the Company expects to utilize these benefits over the next three years.

Liquidity and Capital Resources:

Working capital was $3,466,031 at August 31, 2012, an increase of $1,164,490, from $2,301,541 at November 30, 2011. Working capital was $2,715,816 at August 31, 2011, an increase of $760,047, from $1,955,769 at November 30, 2010. These increases as of August 31, 2012 and 2011 are primarily due to increased trade receivables and collections, resulting in higher cash balances, as the second and third quarter’s are consistently the Company’s busiest time of the year. Agricultural product sales are typically seasonal in nature with heavier sales in the spring months, resulting in increased cash flow during the spring and summer months while normally reducing cash flow significantly during the fall and winter months.

During the period ended August 31, 2012, the Company had cash provided by operating activities of approximately $771,000 as opposed to approximately $321,000 for the period ended August 31, 2011 which is primarily the result of the increase in net income for 2012 over 2011. Cash used in investing activities was approximately $123,000 and $104,000 for the periods ended August 31, 2012 and 2011, respectively. Cash provided by financing activities was approximately $31,000 for the period ended August 31, 2012 and cash used in financing activities was approximately $8,000 for the period ended August 31, 2011 which is primarily the result of proceeds from a note payable to purchase a truck.

The Company has secured a $500,000 line of credit available to be drawn down if required, of which, $0 has been drawn as of August 31, 2012. This line of credit is secured by all the assets of the Company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this item.

ITEM 4. Controls and Procedures

The Company's management with the participation of the Company's principal executive and principal financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2012, the end of the quarterly fiscal period covered by this quarterly report. Based on this evaluation, the Company's principal executive and principal financial officers concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended August 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

B. REPORTS ON FORM 8-K

Form 8-K was filed on July 16, 2012 regarding vote results of annual shareholder meeting.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTBRIDGE RESEARCH GROUP

Dated: October 15, 2012	/s/ Christine Koenemann
Christine Koenemann, President
Principal Executive Officer

Dated: October 15, 2012	/s/ Richard Forsyth
Richard Forsyth, Chief Financial Officer
Principal Financial Officer

