Form 10-K
period 2012-11-30
WESTBRIDGE RESEARCH GROUP
filed 2013-03-06
CIK 750150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,072,447.

At March 6, 2013, there were outstanding 2,228,438 shares of the registrant’s common stock.

Documents Incorporated by Reference: None

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Westbridge Research Group was incorporated in California in 1982. From inception, Westbridge Research Group and its wholly-owned subsidiary, Westbridge Agricultural Products (hereinafter referred to collectively as “Westbridge,” the “Company,” “we,” “our,” “us,” and “our company”) have engaged in the development, manufacture and marketing of environmentally compatible products for the agriculture industry. Those products are divided between conventional (non-organic) and organic. The Company has established a line of “sustainable” products which, while not organic, are more environmentally friendly. While still conventional, these sustainable products are offered to growers who are practitioners of developing biological systems which do not need high levels of toxic inputs. The Company also produces a line of products that are used in industrial bioremediation. During the past several years, the Company has placed an emphasis on the sale of agricultural inputs that meet the organic requirements as defined under the United States Department of Agriculture (“USDA”) National Organic Program (“NOP”). The Company’s products are sold principally in the western region of the United States, but it has international sales as well. The Company sells its products through its own sales organization and through dealers and distributors. Depending on the product, the Company’s products are effective on vines and tree crops, berries and vegetables.

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

Conventional Product Line

The Company’s conventional products are marketed under the trademarked brand names TRIGGRR®, SunBurst® and EarthTrend®. Earthtrend is the Company’s line of sustainable products.

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

Organic Product Line

The Company’s organic products are marketed under the trademarked brand names TRIGGRR® and BioLink®. Organic TRIGGRR® is a liquid auxiliary soil and plant substance containing natural plant extracts. The product line includes Organic BioLink® NPK (nitrogen-phosphorus-potassium) blends and micro and macronutrient blends that can be used on most plants including fruits and vegetables, trees, vines, shrubs, flowering ornamentals and containerized plants. These NPK blends are designed to correct nitrogen, phosphorus, and potassium deficiencies. All of the liquid products can be delivered to plants by either soil or foliar applications. Organic products are formulated to be in compliance with the USDA NOP.

Biocontrols

The Company is the exclusive distributor in the United States of Blossom ProtectTM and Botector®. These products are described under “Other Manufacturer’s Products”.

Bioremediation Products

Although these products do not constitute a large portion of the Company’s sales, Westbridge also manufactures and sells environmental products, H4-502 and Sewage Treatment (ST-12), which are organic products formulated to control ammonia, alcohol and hydrogen sulfide odors. Bioremediation Nutrient Blends (the BNB product line) are bionutrient products that enhance compost maturity as well as accelerate the remediation of petroleum hydrocarbon contaminated sites. TRIGGRR® Digester is designed to accelerate breakdown of stubble in low- or no-till farming operations. Customers who would be interested in this product line include composters and waste-water treatment facilities.

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

DISTRIBUTION METHODS

In addition to an in-house sales force, the Company uses key regional and national distributors and dealers for reaching the U.S. market. Internationally, the Company has executed distribution agreements with in-place ag-chemical distributors to represent the Company's products in specified regions or countries. The Company has two large customers whose combined purchases amounted to 25% of the Company’s agricultural product sales in 2012. Sales to these customers amounted to 16% in 2011.

OTHER MANUFACTURER’S PRODUCTS

The Company is the exclusive distributor in the United States of the products Blossom ProtectTM and Botector®. Blossom ProtectTM is a biological product to combat fire blight, a bacterial disease that attacks apple and pear trees and other pome fruit. Botector® is a product for use in controlling the fungal disease botrytis and similar diseases in grapes, strawberries and other crops. Both products were approved by the USEPA in January 2012 and Blossom ProtectTM was introduced to the American market in 2012. State regulatory requirements may delay the introduction of Botector® in some states. The products are also approved for use in organic production in accordance with the USDA NOP and are appropriate for an Integrated Pest Management (IPM) regime.

Additionally, the Company is actively engaged in research and development activity for new products and is also investigating opportunities to either purchase or seek distribution rights of new products from third parties.

PRODUCT DEVELOPMENT AND RESEARCH AND DEVELOPMENT

The Company uses an internal program and contracts with universities and private government laboratories to conduct the majority of its research and development work in environmentally safe agriculture products and products that can be used with IPM programs. These programs and contracts generate the field trials and data necessary to obtain the requisite government approvals and establish efficacy under commercial conditions.

Research and development expenses for fiscal years 2012 and 2011, respectively, were $480,551 and $305,125.

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

MATERIALS AND SUPPLIERS

The Company purchases the raw materials for its products from a number of suppliers. A number of the Company’s employees devote substantial time to dealing with the purchase of materials and evaluating potential new suppliers. The Company has endeavored to diversify suppliers for many years; however, there are a limited number of suppliers for certain raw materials used by the Company in its products.

MAJOR CUSTOMERS

Over the past three years, a majority of the Company’s sales, based on dollars sold, are to 15 companies. Most of these same companies have remained key customers for the past several years.

GOVERNMENT AND OTHER REGULATIONS

The Company's activities are subject to regulation under various federal laws and regulations including, among others, the USDA’s National Organic Program, the Occupational Safety and Health Act, the Toxic Substances Control Act, the National Environmental Policy Act, other water, air and environmental quality statutes, and export control legislation. The Company believes it has met its current obligations under the aforementioned regulations.

In addition to the foregoing requirements, the Company's agricultural products must often be approved by state authorities before distribution in a state. In some cases, this necessitates having to conduct field tests in the particular state to accumulate the necessary efficacy for registration. Soil TRIGGRR® and Foliar TRIGGRR® have been federally registered with the USEPA. Blossom ProtectTM and Botector® have been registered by their manufacturer with the USEPA. In addition, the Company has registered its products with certain appropriate state agencies and is pursuing registration in other states. In 2011, the State of California, where the Company is located, developed its own regulatory compliance regime.

The Company has its organic products reviewed and approved for use on organically grown crops by either state certifiers accredited under the USDA NOP, or by the Organic Materials Review Institute (OMRI). The State of California recently adopted an approval process for certification of products as organic for sale within the state. The Company is obtaining certificates in compliance with the new California regulations.

The NOP under the direction of the Agricultural Marketing Service (AMS), is an arm of the USDA. This national program facilitates domestic and international marketing of fresh and processed food that is organically produced and assures consumers that such products meet consistent, uniform standards.

OMRI is a national nonprofit organization that determines which input products are allowed for use in organic production and processing. OMRI Listed—or approved—products may be used on operations that are certified organic under the USDA NOP.

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

Additionally, the California Department of Food and Agriculture (CDFA) has promulgated a number of proposed regulations related to the inspection of facilities producing organic fertilizers under the California Organic Products Act of 2003. The Company’s facilities and records underwent an inspection by CDFA in October 2011 and passed that inspection.

MANUFACTURING

All of the Company's proprietary formulations and finished products are manufactured at its Vista, California facility.

THIRD PARTY DISTRIBUTION CENTER

In response to customer requests, in 2013, the Company has started to use a third party warehouse and distribution center for the convenience of customers located in California’s central valley. The Company has no recent history working with such facilities and does not know if this facility will be useful to its customers and there is no assurance that use of this facility will result in increased sales.

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

EMPLOYEES

At November 30, 2012, the Company had 23 employees, of which 21 are full-time and 2 are part time. None of these employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

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

Risks Related to our Business

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

A small number of customers have historically accounted for a majority of the Company’s sales. Sales for the top two customers accounted for 25% and 16% of sales revenues in 2012 and 2011, respectively. There is no assurance that the Company’s current customers will continue to place orders with the Company, that the orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The loss of one of more of the largest customers will have an adverse impact on the Company’s sales and operating results. A bankruptcy filing by one or more of the Company’s major customers could materially adversely affect the Company’s business, financial condition and results of operations.

The Company may not be able to obtain all raw materials necessary for its products.

The Company is reliant on suppliers of raw materials in order to manufacturer its products. Those raw materials are bought from both domestic and international suppliers. In years of a strong economy, there is significant competition for those materials making availability uncertain. Additionally, with greater competition the price of some raw materials will increase and not all of that additional expense will be passed onto customers. While starting in 2008 the world economy weakened and the demand for raw materials lessened, the Company has seen recent trends that raw materials are becoming once again more difficult to obtain and more expensive. Related to this, the value of the United States dollar compared to some currencies has decreased from time to time. This decrease in value made the cost of foreign raw materials more expensive than in previous periods. Such currency fluctuations may occur again in the future. Finally, some countries have adopted policies which restrict the export of minerals if these items can be used or reserved for domestic production. In other cases, countries may suffer from domestic disturbances or worker actions that disrupt the flow of materials to the Company.

We may not be successful in acquiring or developing new products.

The Company is attempting to expand its product offerings through licensing and distributing arrangements and by developing products in-house. There is no assurance that these attempts will be successful. Licensing of products requires identification of new products or determination of new applications for existing products and a willingness on the product owner to license the product. Additionally, all products need to be proven efficacious, which requires costly testing and a favorable result is not assured. Because many of the products that may be sold by the Company must be registered with one or more government agencies, the registration process can be time consuming and expensive, and there is no guarantee that the product will obtain all needed registrations. The Company has obtained registration in some jurisdictions and not in others. In the Company’s view, the State of California has one of the most stringent regulatory environments and occasionally the Company may have federal registration of a product but will be unable to sell that product in California. This is the case with Botector® which has been approved by the USEPA, but has not yet been approved by the California Department of Pesticide Regulation.

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

None

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

Rent expense on the 1260 Avenida Chelsea facility for the years ending November 30, 2012 and 2011 was $182,076 and $182,076, respectively. The rent expense for the 1251 Avenida Chelsea storage facility for the years ending November 30, 2012 and 2011 was $74,580 and $19,250. Rent expense on the old storage facility rented by the Company on a month-to-month basis for the years ending November 30, 2012 and 2011 was $0 and $8,000.

In January 2013, the Company entered into a month to month agreement with a third party warehouse and distribution center. The monthly rent is dependent upon activity but no less than $250 per month. The Company expects to keep rent to a minimum and not to exceed $500 per month.

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

(b)     Approximate Number of Holders for Common Stock. Many holders of the common stock hold their shares in “street name” accounts and are not individually shareholders of record. The approximate number of record holders of Company’s Common Stock as of November 30, 2012, was 604. The transfer agent for our shares is Continental Stock Transfer and Trust Company, 17 Battery Place 8th Floor, New York, New York 10004, tel: 212-509-4000, www.continentalstock.com.

(c)     Repurchases; Dividends. The Company has not repurchased any of its stock for the fiscal year ending November 30, 2012. The Company has paid no dividends during that same period. There are no contractual restrictions that materially limit the Company's present or future ability to pay dividends. The Company does not expect to pay dividends in the foreseeable future.

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

General

We maintain a strategy for growth through stressing expansion of sales of our organic products and the continued development of our product offerings. The Company is also seeking to acquire biological products for the control of damaging insects or plant pathogens, which can be organically certified for use in organic fruit and crop production or utilized in IPM. These potential biological products may be acquired through either purchase or distribution agreement arrangements. The Company is beginning the distribution of the products, Blossom ProtectTM and Botector®. It is highly likely that any new technology will be required to be registered with the United States Environmental Protection Agency.

We believe that the key drivers of growth for 2013 and beyond will be sales of our organic and environmentally friendly products. We sell our organic products for use on a number of high value crops, including grapes, tree fruits, berries and row crops. The recent reformulation of one of the Company’s top selling fertilizer products in California for use by organic growers will have an adverse impact on the Company as it is unknown how the reformulation will be accepted in the market place. However, this product may continue to be used by conventional growers and therefore the magnitude of the loss cannot be determined.

As stated elsewhere, our business is seasonal. Our products are used mostly in the growing period, accordingly, a majority of our products are sold in the six months following February. We are selling into South America where the growing season is counter to the North American season and we are attempting to expand that market reducing our exposure to the North American growing season.

While the demand for organic farm inputs increases, there remains a limited supply of allowed organic raw materials for the formulation of the Company’s finished products due to increased competition for those materials. The Company is also facing an increase in freight and packaging material costs.

Fiscal Year 2012 Compared to Fiscal Year 2011

Total product sales were $6,557,989 in fiscal 2012 compared with $4,826,434 in fiscal 2011, an increase of approximately 36% or $1,731,555. The increase in sales is primarily due to increased sales in parts of the Midwest, along with the introduction of its new biological control product in the Pacific Northwestern region of the United States. In addition, this increase is due to the Company’s sales and educational efforts over a number of years resulting in its products gaining acceptance with growers and distributors. Prices for the Company's existing products remained stable during fiscal 2012. Production by gallons was 356,496 in 2012 and 304,281 in 2011. Our production gallons increased approximately 17% in fiscal 2012 compared with fiscal 2011. The Company’s total product sales increased by approximately 36% in fiscal 2012 while the production in gallons increased by approximately 17% for the same period. This is due to approximately 24% of the Company’s sales increase being derived from product that is not produced by the Company and approximately 38% of the sales increase is in the Company’s higher priced products in fiscal 2012 when compared with fiscal 2011.

Cost of sales as a percentage of total product sales decreased to approximately 44% (or $2,894,134) in fiscal 2012 as compared with 45% (or $2,164,823) in fiscal 2011. The percentage remained relatively constant as the cost of raw materials used in production of our products generally remained the same from 2012 to 2011.

Research and development expenses increased approximately 57% or $175,426, from $305,125 to $480,551. This increase is primarily due to the addition of research and development staff and increased trials of potential new products.

Selling expenses increased by $404,544, from $1,304,156 in fiscal 2011 to $1,708,700 in fiscal 2012, however selling expenses decreased to approximately 26% of product sales in fiscal 2012 from approximately 27% of product sales in fiscal 2011. This increase in selling expenses is primarily due to increased commission related to increased sales, an increase in salaries related to the addition of sales and marketing staff, and increased advertising and trade show expenses.

General and administrative expenses increased from 2011 to 2012 by 4% or $31,788, from $895,724 to $927,512. This increase is primarily due to increased salaries and related benefits.

Interest expense decreased by 71%, or $5,912, from $8,298 to $2,386. This decrease is primarily due to the pay off a capital lease in fiscal 2012.

Net income for fiscal 2012 was $499,288 compared with net income of $313,418 in fiscal 2011. The increase in net income is primarily due to increased sales of the Company’s products.

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

Liquidity and Capital Resources

Net working capital increased to $2,994,328 in fiscal year 2012 compared to $2,301,541 in fiscal year 2011. At November 30, 2012, the Company had approximately $1,532,000 in cash and cash equivalents.

Operating Activities

The Company generated cash flows from operations of $384,806 and used cash flows from operations of $36,402 for the years ended November 30, 2012 and 2011, respectively. The increase in cash flows was primarily attributable to the increase in sales of the Company’s products during fiscal 2012.

The Company used cash flows in operations of $36,402 and generated cash flows from operations of $454,300 for the years ended November 30, 2011 and 2010, respectively. The decrease in cash flows was primarily attributable to a substantial investment in raw materials inventory.

Investing Activities

The Company's cash used in investing activities was $178,894 in 2012 and $124,554 in 2011. Investing activities in 2012 are driven primarily by capital expenditures. The increase in cash used in investing activities in 2012 as compared to 2011 was primarily the result of the addition of production equipment.

The Company's cash used in investing activities was $124,554 in 2011 and $81,311 in 2010. Investing activities in 2011 are driven primarily by capital expenditures. The increase in cash used in investing activities in 2011 as compared to 2010 was primarily the result of the addition of production equipment.

Financing Activities

The Company generated cash from financing activities of $6,126 in 2012 and used cash in financing activities of $12,538 in 2011. The increase in cash generated from financing activities was primarily the result of proceeds from the exercise of stock options during fiscal 2012 and financing of a new truck for production.

The Company used cash in financing activities of $12,538 in 2011 and $147,101 in 2010. The decrease in cash used in financing activities was primarily the result of the Company paying down its line of credit in 2010. Other financing outlays include the pay downs of debt and capital leases.

Credit Facility

The Company has a $500,000 line of credit available to be drawn upon, of which $0 has been utilized as of November 30, 2012. The line of credit expires on August 5, 2013 and is expected to be renewed. The Company anticipates that cash flows from operations and borrowings available under our line of credit will be sufficient to meet the ongoing needs of our business.

Mexico Property

During fiscal year 2012, the Company received proceeds of $120,597 net of commissions paid from the final installments in the sale of rights to land in Baja Sur, Mexico. These amounts constituted the final payments from the buyer and the Company will receive no further payments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information typically required in this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Response to this item is submitted as a separate section of this annual Report following Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended November 30, 2012.

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

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting - Guidance for Small Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective as of November 30, 2012.

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

ITEM 9B. OTHER INFORMATION

At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings on the property. On February 8, 2007, the real property was to be sold through a public auction. As there were no bids placed, the Company obtained the right to take title to the land. The Company was subject to certain ownership restrictions based on Mexican law and therefore, formed a Mexican legal entity in order to take title to the property.

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, and the balance of payment in installments.

As of November 30, 2012, the Company has received payment in full from the buyer totaling $1,250,000 plus interest totaling $14,000. The Company has released all rights and claims to the property to the buyer. As part of the arrangement with its Mexican legal counsel and American broker, the Company is obligated to pay them a portion of any collection received on its long term receivable. As of November 30, 2012, the Company has paid $384,508 and has paid in full its obligation under the arrangements from the payments collected.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information regarding the current executive officers and directors of the Company as of November 30, 2012:

				Expiration of
Name	Age	Position	Director Since	Term

Christine Koenemann	59	Director and President	1995	2013

Richard Forsyth	61	Chief Financial Officer and Secretary	Not a Director

William Fruehling (1)(2)	72	Director and Chairman	1997	2013

Mark Cole (1)(2)	49	Director	2005	2013

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

Background and Experience of Directors and Officers

Christine Koenemann was elected President and appointed as a Director of the Company on March 2, 1995. She has worked for the Company for the past 29 years in varying positions including Operations Manager, Shareholder Relations Liaison, Director of Administration, and Assistant Treasurer. She attended Indiana University School of Business and worked in retail management prior to joining the Company.

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

Board Meetings and Committees

During the year ended November 30, 2012, the Board of Directors held 4 board meetings to conduct business.

Audit Committee

The Audit Committee of our Board of Directors is composed of two non-employee directors who meet the independence standards of the SEC. The members of the Audit Committee are Mark Cole, chair and William Fruehling. Our Board has determined that Mr. Cole qualifies as an audit committee financial expert under federal securities laws, by virtue of his education and relevant experience, and is independent under the applicable requirements of the Securities Exchange Act of 1934. During the year ended November 30, 2012, the Audit Committee held 2 meetings to conduct business.

Compensation Committee

The Compensation Committee of our Board of Directors is comprised of members of the Board of Directors. The members of the Compensation Committee are William Fruehling, who serves as its chair, and Mark Cole. The Committee consults from time to time with Ms. Koenemann on certain matters not related to Ms. Koenemann’s compensation. During the year ended November 30, 2012, the Compensation Committee held 1 meeting to conduct business. The Committee reviews and approves our compensation policy for management and has assumed responsibility for administration of our Stock Option Plan.

Board Compensation

Each non-employee director receives the amount of $1,500 per day for attending a Board meeting in person or by phone or video link, and $500 per day for attending each meeting of a meeting of the Company’s Committees. However, if a meeting of one or more of the Committees occurs on the same day as a meeting of the Board, a director will not be separately compensated for the attending that Committee meeting(s). As illustration, if a Board meeting, Audit Committee meeting and Compensation Committee meeting occur during the course of one day, a director will receive $1,500 as compensation for attending the Board meeting, but no other compensation. The Company reimburses directors’ reasonable out of pocket costs related to attending meetings. Finally, each non-employee director receives annually an option to purchase up to 7,500 shares of the Company’s common stock. There were no options issued during fiscal 2012, however the fiscal 2012 options are expected to be issued in fiscal 2013 along with the current year’s options.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). One officer purchased shares from two shareholders in 2012 and filed the necessary forms. This was a private transaction.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 2012, 2011 and 2010 for the President, Chief Financial Officer and Vice President of the Company.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Non-qualified Incentive Plan Compensation	All Other Compensation(2)	Total

Christine Koenemann	2012	$152,083	$50,000	0	$0	0	0	$554	$202,637
President & Director	2011	$150,000	$35,000	0	$0	0	0	$0	$185,000
	2010	$135,000	$25,000	0	$8,260	0	0	$2,596	$170,856

Richard Forsyth	2012	$120,000	$20,000	0	$0	0	0	$0	$140,000
Chief Financial Officer,	2011	$30,000	$0	0	$0	0	0	$0	$30,000
Secretary & General Counsel(3)

Larry Parker, PhD	2012	$100,000	$25,000	0	$0	0	0	$28,809	$153,809
Vice President &	2011	$100,000	$20,000	0	$0	0	0	$22,382	$142,382
Director of R&D	2010	$85,000	$15,000	0	$4,139	0	0	$24,236	$128,375

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

(3)     Mr. Forsyth’s employment began September 1, 2011.

Bonuses

Historically the Compensation Committee recommends and the Board of Directors approves bonuses only for the President of the Company and establishes a pool of funds available for bonus grants to other employees at the discretion of the President. However, both the President’s bonus and the pool for the payment of bonuses to other employees is determined by the Compensation Committee based on a number of factors, in particular the profitability of the Company and on other factors which are subjective. In 2012 a bonus was paid to Ms. Koenemann, Mr. Forsyth and to Dr. Parker in recognition of their contributions in increasing sales, fostering the development and testing of new products and growing key personnel.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our President, Chief Financial Officer and Vice-President during our fiscal year ended November 30, 2012.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christine Koenemann	50,000	–	–	$1.53	04/15/2018	–	–	–	–
	20,000	–	6,666	$0.81	03/08/2020	–	–	–	–

Larry Parker, PhD	40,000	–	–	$1.53	04/15/2018	–	–	–	–
	10,000	–	3,333	$0.81	03/08/2020	–	–	–	–

Richard Forsyth, Chief Financial Officer, began employment on September 1, 2011. He received no equity awards and had no stock awards as of November 30, 2012. In 2012, Mr. Forsyth purchased shares from other shareholders.

Option Grants in Last Fiscal Year (Individual Grants)

During fiscal 2012, there were no options granted.

During fiscal 2011, the Company granted non-qualified stock options to acquire 7,500 shares each to two members of the Board of Directors at $0.85 per share. The 15,000 options vested immediately and expire in March 2021. All of these options remain outstanding and exercisable at November 30, 2012.

During fiscal 2010, the Company granted stock options to acquire 30,000 shares at $0.81 per share to the Company’s President and Vice-President. These options have fully vested and remain outstanding and exercisable at November 30, 2012.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

In fiscal 2012, Christine Koenemann exercised stock options to purchase stock. Christine Koenemann exercised the right to purchase 75,000 shares of common stock at $0.25 per share for a total of $18,750.

In fiscal 2011, the Company established the 2011 Stock Option and Stock Compensation Plan (“2011 Plan”). The Plan allows for the grant of options and other awards representing up to 92,688 shares of the Company’s common stock. Such options and awards may be granted to directors, officers, employees and others who render services to the Company. The options may be granted as either incentive stock options or non-qualified stock options. Under the 2011 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. The other awards that may be granted under the Plan include stock units and stock appreciation rights. There are 15,000 shares granted as non-qualified stock options under the 2011 Plan, and no other options or awards were made. Those options are fully vested as of November 30, 2012.

During fiscal 2011, under the 2011 Plan, the Company granted non-qualified stock options to acquire 7,500 shares each to two members of the Board of Directors at $0.85 per share. These options are fully vested and expire on November 30, 2021. All of these options remain outstanding and exercisable at November 30, 2012.

At November 30, 2012, the 2011 Plan has a total of 77,688 shares that remain reserved and available for future stock option grants or other award grants.

During fiscal 2001, the Company established an employee stock option plan (“the 2001 Plan”) under which options to purchase an aggregate of 400,000 shares of the Company’s common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Options vest over varying terms designated by the 2001 Plan’s administrative committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. There are options to 262,000 shares granted under the 2001 plan of which 262,000 shares are fully vested as of November 30, 2012. The 2001 Plan has expired and no further stock options are being granted under the 2001 Plan.

Employment Agreements

The Company entered into a new employment agreement with Ms. Koenemann commencing May 1, 2011 which will end on November 30, 2014. Under the new agreement Ms. Koenemann is to continue to serve as the President, Secretary and Chief Financial Officer. On September 1, 2011, Ms. Koenemann relinquished her positions as Secretary and Chief Financial Officer with the hiring of Richard Forsyth. Ms. Koenemann’s base salary is $150,000 per year with annual reviews which may result in an increase or decrease of the base salary, but any decrease cannot be for more than ten percent of the prior year’s base salary without the written agreement of Ms. Koenemann.  As of November 1, 2012, Ms. Koenemann’s base salary was increased to $175,000. Ms. Koenemann is also entitled to a bonus paid out annually based on the financial performance of the Company and other factors to be determined by the Board of Directors, or a committee thereof, at its sole discretion.  Ms. Koenemann was not granted stock options in connection with this employment agreement, but may receive options from time to time as determined by the Board of Directors. Ms. Koenemann may terminate the employment agreement at any time by giving the Company 120 day’s written notice.  The employment agreement will also terminate upon the death or complete disability of Ms. Koenemann, although her salary would continue for six months thereafter.  The Company may terminate Ms. Koenemann’s employment agreement “for cause” as defined in the employment agreement, in which case there will be no severance or continuation pay. The employment agreement also provides that Ms. Koenemann will receive such insurance coverage, pension plans and vacation time as is available under the Company’s policies.  In the event of termination of the employment agreement, Ms. Koenemann has the right to assume the key-person insurance policy that the Company has in place covering her life.

The Company entered into a new employment agreement with Dr. Parker commencing May 1, 2011 and will end on November 30, 2014. Under the new agreement Dr. Parker is to continue to serve as the Vice President and Director of Research and Development. Dr. Parker’s base salary will be $100,000 per year with annual reviews which may result in an increase or decrease of the base salary, but any decrease cannot be for more than ten percent of the prior year’s base salary without the written agreement of Dr. Parker.  Dr. Parker will also be entitled to a bonus paid out annually based on the financial performance of the Company and other factors determined by the Company’s President at the President’s sole discretion. Dr. Parker was not granted stock options in connection with this employment agreement, but may receive options from time to time as determined by the Board of Directors. Dr. Parker will receive commissions on sales he supervises with rates and terms to be reviewed and approved annually by the Company’s President.  Dr. Parker may terminate the employment agreement at any time by giving the Company 120 day’s written notice.  The employment agreement will also terminate upon the death or complete disability of Dr. Parker, although his salary would continue for six months thereafter.  The Company may terminate Dr. Parker’s employment agreement “for cause” as defined in the employment agreement, in which case there will be no severance or continuation pay. The employment agreement also provides that Dr. Parker will receive such insurance coverage, pension plans and vacation time as is available under the Company’s policies.  In the event of termination of the employment agreement, Dr. Parker has the right to assume the key-person insurance policy that the Company has in place covering his life.

On August 15, 2011, the Company entered into an employment agreement with Richard Forsyth.  The employment agreement provides that Mr. Forsyth is to serve as the General Counsel, Secretary and Chief Financial Officer of the Company for a term commencing September 1, 2011 and ending November 30, 2014. Mr. Forsyth’s base salary will be $120,000 per year with annual reviews which may result in an increase or decrease of the base salary, but any decrease cannot be for more than ten percent of the prior year’s base salary without the written agreement of Mr. Forsyth. Mr. Forsyth will also be entitled to a bonus paid out annually based on the financial performance of the Company and other factors determined by the Company’s President at the President’s sole discretion.  Mr. Forsyth was not granted stock options in connection with this employment agreement. Mr. Forsyth may terminate the employment agreement at any time by giving the Company 120 day’s written notice.  The employment agreement will also terminate upon Mr. Forsyth’s death or complete disability, although his salary would continue for six months thereafter.  The Company may terminate Mr. Forsyth’s employment agreement “for cause” as defined in the employment agreement, in which case there will be no severance or continuation pay. The employment agreement also provides that Mr. Forsyth will receive such insurance coverage, pension plans and vacation time as is available under the Company’s policies, provided however that Mr. Forsyth is entitled to receive three weeks of vacation each year although the Company’s policies only make available two weeks.

Director Compensation

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered during the year ended November 30, 2012:

Name	Fees Earned or Paid In Cash	Stock Award	Options Award (1)	Non-Qualified Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total

Bill Fruehling	$5,000	0	0	0	0	0	$5,000

Mark Cole	$5,000	0	0	0	0	0	$5,000

(1)     The Company, in 2013, will grant to each of Mr. Fruehling and Mr. Cole an option for 7,500 shares for their service in 2012 and in addition an option for 7,500 shares for their services in 2013.

In addition to the compensation mentioned above, we reimburse the directors for their travel expenses incurred in attending meetings of the Board and its Committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 6, 2013, with respect to the beneficial ownership of the Company's Common Stock (a) by each person who is known to the Company to own beneficially or of record more than 5% of the outstanding shares of Common Stock, (b) each present director and nominee for election as a director of the Company, and (c) all officers and directors of the Company as a group.

Unless indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Pursuant to the rules of the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 2,228,438 shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		W/O Exercise Percent of Class (5)	Percent of Class (6)

Christine Koenemann 1260 Avenida Chelsea Vista, CA 92081	170,675	(1)	4.5	7.4

Lawrence Parker 1260 Avenida Chelsea Vista, CA 92081	70,675	(2)	*	3.1

Richard Forsyth 1260 Avenida Chelsea Vista, CA 92081	2,787		*	*

Albert L. Good 14550 Castle Rock Road Salinas, CA 93908	182,300		8.2	8.2

Kenneth P. Miles 8 Avenida Andra Palm Desert, CA 92260	119,867		5.4	5.4

William Fruehling 5416 Renaissance Avenue San Diego, CA 92122	69,500	(3)	*	3.0

Mark Cole P.O. Box 685 Lyons, CO 80540	42,500	(4)	*	1.9

All Directors & Officers as a Group (4 persons)	285,462		4.9	11.9

* less than 1%

(1)	Consists in part of exercisable options to purchase 50,000 shares at $1.53 per share, and 20,000 shares at $0.81 per share.

(2)	Consists in part of exercisable options to purchase 40,000 shares at $1.53 per share, and 10,000 shares at $0.81 per share.

(3)	Consists of exercisable options to purchase 32,000 shares at $0.25 per share, 5,000 shares at $1.53 per share, 12,500 shares at $0.47 per share, 7,500 shares at $0.81 per share and 7,500 shares at $0.85 per share.

(4)	Consists of exercisable options to purchase 10,000 shares at $0.25 per share, 5,000 shares at $1.53 per share, 12,500 shares at $0.47 per share, 7,500 shares at $0.81 per share and 7,500 shares at $0.85 per share.

(5)	Calculated as if no options were exercised and 2,228,438 shares outstanding.

(6)	Calculated as if only that (those) shareholder's(s') options/warrants exercisable within 60 days were exercised and no other options/warrants were exercised.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following are the fees billed us by our auditors, PKF, for services rendered thereby during 2012 and 2011:

	2011	2010
Audit Fees	$44,080	$45,143
Audit Related Fees	–	428
Tax Fees	5,204	5,350
All Other Fees	–	234

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

3(b)   Amendment to Articles of Incorporation as filed with the California Secretary of State on September 24, 1997.

3(c)   Bylaws, incorporated by reference to Exhibit 3(b) to Registration Statement number 2-92261 on Form S-18 filed July 18, 1984.

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

10(bb) Amendment to Employment Agreement between Company and Christine Koenemann dated December 1, 2007.

10(cc) Assignment Agreement between Company and buyer of Mexico property dated August 15, 2008, and Amendment No. 1 dated December 15, 2008.

10(dd) Amendment No. 2 dated March 2, 2009 between Company and buyer of Mexico property.

10(ee) Amendment No. 3 dated November 23, 2010 between Company and buyer of Mexico property.

10(ff) Form 8-K filed on April 29, 2011 disclosing the Employment Agreement between the Company and Christine Koenemann, President, Secretary and Chief Financial Officer.

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

31.1     Certification of Principal Executive Officer

31.2     Certification of Principal Financial Officer

32.1     Certification of Principal Executive Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Principal Executive Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2013.

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
Richard Forsyth, Chief Financial Officer and Secretary Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christine Koenemann	Director	March 6, 2013
Christine Koenemann

/s/ William Fruehling	Director	March 6, 2013
William Fruehling

/s/ Mark Cole	Director	March 6, 2013
Mark Cole

Westbridge Research Group

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For The Years Ended November 30, 2012 and 2011

F-1

Westbridge Research Group

AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Westbridge Research Group and Subsidiary

Vista, California

We have audited the accompanying consolidated balance sheets of Westbridge Research Group and Subsidiary (the “Company”) as of November 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbridge Research Group and Subsidiary as of November 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended November 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
San Diego, California	PKF
March 6, 2013	Certified Public Accountants
A Professional Corporation

Westbridge Research Group and Subsidiary

Consolidated Balance Sheets

November 30, 2012 and 2011

ASSETS

	2012	2011
Current assets:
Cash and cash equivalents	$1,531,686	$1,319,648
Investments	1,000	1,000
Accounts receivable, less allowance of $3,600 at November 30, 2012 and 2011	155,693	194,785
Inventories	1,211,170	970,085
Deferred taxes	172,000	76,000
Prepaid inventory	161,500	116,704
Other current assets	160,783	115,557

Total current assets	3,393,832	2,793,779

Property and equipment, at cost:
Machinery and equipment	923,929	779,304
Office furniture and fixtures	186,787	173,779
Leasehold improvements	383,401	372,488
Vehicles	71,080	55,442

	1,565,197	1,381,013

Less: accumulated depreciation and amortization	(1,019,758)	(896,510)

Net property and equipment	545,439	484,503

Deferred tax asset, net of current portion	–	75,000
Intangible assets	151,600	151,600

Total assets	$4,090,871	$3,504,882

The accompanying notes are an integral part of the consolidated financial statements.

Westbridge Research Group and Subsidiary

Consolidated Balance Sheets

November 30, 2012 and 2011

LIABILITIES AND SHAREHOLDERS' EQUITY

	2012	2011
Current Liabilities:
Accounts payable	$58,079	$59,364
Accrued expenses	336,802	420,975
Current portion of long-term debt	4,623	–
Current portion of capital leases	–	11,899

Total current liabilities	399,504	492,238

Note payable, net of current portion	19,152	–
Deferred taxes	137,400	–

Total liabilities	556,056	492,238

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, no par value, 37,500,000 shares authorized, 2,223,438 and 2,148,438 shares issued and outstanding at November 30, 2012 and 2011	8,509,854	8,491,104
Paid-in capital	247,902	243,769
Accumulated deficit	(5,222,941)	(5,722,229)

Total shareholders' equity	3,534,815	3,012,644

Total liabilities and shareholders' equity	$4,090,871	$3,504,882

The accompanying notes are an integral part of the consolidated financial statements.

Westbridge Research Group and Subsidiary

Consolidated STATEMENTS OF OPERATIONS

For the Years Ended November 30, 2012 and 2011

	2012	2011

Agricultural product sales	$6,557,989	$4,826,434

Cost of sales	2,894,134	2,164,823

Gross profit	3,663,855	2,661,611

Operating expenses:
Research and development	480,551	305,125
Selling	1,708,700	1,304,156
General and administrative	927,512	895,724

Total operating expenses	3,116,763	2,505,005

Income from operations	547,092	156,606

Other income (expense):
Interest expense	(2,386)	(8,298)
Interest income	1,488	1,231
Gain on sale of asset	500	–
Other income	131,619	159,339

Total other income	131,221	152,272

Income before income taxes	678,313	308,878

Income tax provision (benefit)	179,025	(4,540)

Net income	$499,288	$313,418

Basic earnings per common share	$0.23	$0.15

Weighted average shares outstanding	2,183,855	2,144,688

Diluted earnings per common share	$0.22	$0.14

Weighted average shares and options outstanding	2,241,017	2,247,042

The accompanying notes are an integral part of the consolidated financial statements.

Westbridge Research Group and Subsidiary

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended November 30, 2012 and 2011

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2010	2,103,438	$8,479,854	$224,172	$(6,035,647)	$2,668,379

Exercise of stock options	45,000	11,250	–	–	11,250

Stock compensation expense	–	–	19,597	–	19,597

Net income	–	–	–	313,418	313,418

Balance, November 30, 2011	2,148,438	8,491,104	243,769	(5,722,229)	3,012,644

Exercise of stock options	75,000	18,750	–	–	18,750

Stock compensation expense	–	–	4,133	–	4,133

Net income	–	–	–	499,288	499,288

Balance, November 30, 2012	2,223,438	$8,509,854	$247,902	$(5,222,941)	$3,534,815

The accompanying notes are an integral part of the consolidated financial statements.

Westbridge Research Group and Subsidiary

Consolidated STATEMENTS OF cash flows

For the Years Ended November 30, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net income	$499,288	$313,418
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	142,958	142,960
Stock compensation expense	4,133	19,597
Gain on sale of property and equipment	(500)	–
Increase in bad debt allowance	–	600
Deferred income taxes	116,400	(9,000)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	39,092	(2,689)
Increase in inventories	(241,085)	(392,635)
(Increase) decrease in prepaid inventory	(44,796)	2,296
Increase in other assets	(45,226)	(24,546)
Decrease in accounts payable	(1,285)	(4,942)
Decrease in accrued expenses	(84,173)	(81,461)

Net cash flows provided by (used in) operating activities	384,806	(36,402)

Cash flows from investing activities:
Proceeds from sale of property and equipment	500	–
Purchase of property and equipment	(179,394)	(124,554)

Net cash flows used in investing activities	(178,894)	(124,554)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,750	11,250
Payments of long-term debt	(725)	(3,974)
Payments on capital lease obligations	(11,899)	(19,814)

Net cash flows provided by (used in) financing activities	6,126	(12,538)

Net increase (decrease) in cash and cash equivalents	212,038	(173,494)

Cash and cash equivalents at beginning of year	1,319,648	1,493,142

Cash and cash equivalents at end of year	$1,531,686	$1,319,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$2,386	$8,298
Income taxes	$80,277	$4,150

Supplemental Disclosure of Non-Cash Investing and Financing Activities for 2012:

•	Issuance of note payable for acquisition of property and equipment during the year for $24,500.

The accompanying notes are an integral part of the consolidated financial statements.

Westbridge Research Group AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

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

The Company maintains its bank accounts with three financial institutions located in California and one in Nevada. As of November 30, 2012, the cash balances with the banks exceeded the $250,000 FDIC limit, but is covered under the temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

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

Inventories

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. Any write-down of inventory to market is reflected in cost of goods sold.

Westbridge Research Group AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company does not amortize indefinite lived intangible assets, but tests these assets for impairment annually or whenever indicators of impairments arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  The Company’s intangible assets with indefinite lives primarily consist of purchased formulas.  Management has determined that the formulas have indefinite useful lives due to the following:

•	Formulas and trade secret applications are generally authorized by the United States Environmental Protection Agency subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;
•	Maintenance expenditures to obtain future cash flows are not significant;
•	The Foliar TRIGGRR® and Soil TRIGGRR® formulations are not technologically dependent; and
•	The Company intends to use these assets indefinitely.

The Company combines all its indefinite lived formulas which mainly consist of Foliar TRIGGRR® and Soil TRIGGRR®, into a single unit of accounting.  The analysis encompasses future cash flows from sales of the Foliar TRIGGRR® and Soil TRIGGRR® product line. In conducting the annual impairment test in 2011 and 2012, the Company determined that the estimated fair value of the formulas, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to ten years. Machinery and equipment is depreciated over a five to ten year period, depending on the type of equipment. Office furniture and fixtures are depreciated over a five-year period and vehicles are depreciated over a three-year period. Leasehold improvements are amortized over the life of the lease and are included in depreciation expense. Capital leases are amortized using the straight-line method over the estimated useful life or the remaining term of the related lease, whichever is less. Depreciation and amortization totaled $142,958 and $142,960 for the years ended November 30, 2012 and 2011, respectively.

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

November 30, 2012 and 2011

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Products Warranty

The Company warrants its products against defects in workmanship. The warranty accrual at November 30, 2012 and 2011 was $32,000 and $20,000, respectively, and is included within accrued expenses. The accrual is based on an estimate of the cost to be incurred based on the claims received and historical experience. In addition, upon introduction of a new product, the Company reserves a minimum amount until historical experience can be substantiated. Returns offset against the warranty accrual for fiscal 2012 and 2011 were approximately $9,364 and $8,863, respectively.

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

Shipping and Handling Costs

The Company incurs expenses for the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as gross revenues if billed to the customer and cost of goods sold if incurred by the Company. Such costs amounted to approximately $146,000 and $113,000 for the years ended November 30, 2012 and 2011, respectively.

Research and Development

It is the Company’s policy to expense research and development costs when incurred. During the years ended November 30, 2012 and 2011, the Company expensed $480,551 and $305,125, respectively, of research and development costs.

Advertising

Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to operations as incurred. Advertising expenses totaled $115,545 and $86,167 during the years ended November 30, 2012 and 2011, respectively.

Sales to Major Customers

A majority of the Company’s domestic sales are concentrated in states west of the Mississippi. The majority of the Company’s foreign sales are concentrated in South America and Asia. For the year ended November 30, 2012 three customers represented 78% of accounts receivable. The Company has two large customers whose combined purchases amounted to 25% of the Company’s agricultural product sales in 2012. Sales to these customers amounted to 16% in 2011. For the year ended November 30, 2011 four customers represented 77% of accounts receivable. Total international sales represent 10% of total sales in 2012 and 15% of total sales in 2011. The Company has no assets located in foreign countries.

Westbridge Research Group AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The calculation of weighted-average diluted shares outstanding excludes all anti-dilutive shares. During 2012 and 2011, the Company excluded 140,000 and 147,500 stock options, respectively, from the calculation of diluted weighted-average shares outstanding as the stock options were considered anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Year Ended November 30,
	2012	2011

Numerator for earnings per common share	$499,288	$313,418

Denominator for basic earnings per common share	2,183,855	2,144,688

Effect of dilutive securities	57,162	102,354

Denominator for diluted earnings per common share	2,241,017	2,247,042

Net income per common share:
Basic	$0.23	$0.15

Diluted	$0.22	$0.14

Income Taxes

The Company follows ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Westbridge Research Group AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of November 30, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2008. During the periods open to examination, the Company has net operating loss and tax credit carry-forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry-forwards may be utilized in future periods, they remain subject to examination.

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

The expected volatility of options granted has been determined using an average of the historical volatility measures of a peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The Company did not issue any options during 2012. For 2011, the risk-free interest rate was 0.96% and the expected volatility was 56% at the time all options were granted. The dividend yield was assumed to be zero, and the expected life of the options was assumed to be between five and six years based on the average vesting period of options granted for 2011. For the years ended November 30, 2012 and 2011, the Company expensed approximately $4,000 and $20,000, respectively, of stock option expense.

Westbridge Research Group AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

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

NOTE 2 - INVENTORIES

Inventories consist of the following at November 30:

	2012	2011

Raw materials	$559,421	$548,882
Finished goods	651,749	421,203

Total inventories	$1,211,170	$970,085

There are a limited number of suppliers for certain raw materials used by the Company in its products.

Westbridge Research Group AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

NOTE 3 - MEXICO PROPERTY

At November 30, 1989, the Company had an account receivable totaling $451,270 due from a foreign distributor. The account was collateralized by a perfected security interest in unimproved real property in Baja California, Mexico. The Company was unsuccessful in its efforts to collect the amounts due on this account and, accordingly, during fiscal 1993, retained Mexican legal counsel to initiate foreclosure proceedings on the property. On February 8, 2007, the real property was to be sold through a public auction. As there were no bids placed, the Company obtained the right to take title to the land. The Company was subject to certain ownership restrictions based on Mexican law and therefore formed a Mexican legal entity in order to take title to the property.

On August 15, 2008, the Company entered into an agreement to sell its rights to the property for a purchase price of $1,250,000 with a $300,000 deposit, and the balance of payment in installments.

As of November 30, 2012, the Company has received payment in full from the buyer totaling $1,250,000 plus interest totaling $14,000. The Company has released all rights and claims to the property to the buyer. As part of the arrangement with its Mexican legal counsel and American broker, the Company was obligated to pay them a portion of any collections received on its long term receivable. As of November 30, 2012, the Company has paid $384,508 and has paid in full its obligation under the arrangements from the payments collected. For the years ended November 30, 2012 and 2011, the Company recognized gains from the transaction of $120,597 and $193,521, respectively, which are included in other income on the accompanying consolidated statements of operations.

NOTE 4 - LINE OF CREDIT

As of November 30, 2012 and 2011, the Company has a $500,000 line of credit with a bank, secured by all of the Company’s assets.  As of November 30, 2012 and 2011, there were no outstanding borrowings against the line. Borrowings under the line of credit bear interest at the bank’s prime rate plus 1.0% (with an interest rate floor of 5.0%) as of November 30, 2012 and 2011, respectively. Interest is payable monthly. The line of credit expires August 5, 2013.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at November 30:

	2012	2011
Accrued payroll	$–	$37,500
Accrued vacation	88,196	94,326
Deferred rent	92,938	88,330
Income taxes	3,488	20,900
Warranty	32,000	20,000
Sales commissions	48,721	111,972
Other	71,459	47,947

Total accrued expenses	$336,802	$420,975

Westbridge Research Group AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

NOTE 6 - STOCK OPTIONS

During fiscal 2001, the Company established an employee stock option plan (“the 2001 Plan”) under which options to purchase an aggregate of 400,000 shares of the Company’s common stock may be granted to directors, officers, employees and certain persons rendering service to the Company as either incentive options or non-qualified options. Under the 2001 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. Options vest over varying terms designated by the 2001 Plan’s administration committee and expire at the earlier of ten years from the date of grant or 90 days after termination of employment. There are 262,000 options granted under the 2001 Plan of which 262,000 are fully vested as of November 30, 2012.

The 2001 Plan has expired and no further stock options are being granted under the 2001 Plan.

A summary of the stock option activity under the 2001 Plan is as follows:

			Weighted
		Exercise	Average
	Stock	Price Per	Price Per
	Options	Share	Share

Outstanding at November 30, 2010	389,500	$0.25 – 1.53	$0.81
Exercised	(45,000)	0.25	0.25
Granted	–	–	–
Expired or canceled	–	–	–

Outstanding at November 30, 2011	344,500	0.25 – 1.53	0.89
Exercised	(75,000)	0.25	0.25
Granted	–	–	–
Expired or canceled	(7,500)	–	–

Outstanding and exercisable at November 30, 2012	262,000	$0.25 – 1.53	$1.05

Weighted average remaining contractual life	5.1 years

The weighted average fair value of options vested during 2012 and 2011 was $0.81 and $1.20, respectively. The weighted average fair value of unvested options at November 30, 2012 and 2011 was $0 and $0.81, respectively. The aggregate intrinsic value of options outstanding at November 30, 2012 was approximately $53,461.

As of November 30, 2012, unrecognized stock-based compensation costs related to non-vested stock options was $0.

Westbridge Research Group AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

NOTE 6 - STOCK OPTIONS (Continued)

During the year ended November 30, 2012, 1 employee exercised the right to purchase a total of 75,000 shares of common stock at $0.25 per share for a total of $18,750. The aggregate intrinsic value of the options exercised was approximately $51,000.

In fiscal 2011, the Company adopted the 2011 Stock Option and Stock Compensation Plan (“2011 Plan”). The 2011 Plan allows for the grant of options and other awards representing up to 92,688 shares of the Company’s common stock. Such options and awards may be granted to directors, officers, employees and others who render services to the Company. The options may be granted as either incentive stock options or non-qualified stock options. Under the 2011 Plan, incentive stock options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value at the date of grant and non-qualified options may be granted at an exercise price greater than or equal to 85% of the market value at the date of the grant. The other awards that may be granted under the 2011 Plan include stock units and stock appreciation rights.

During fiscal 2011, the Company granted non-qualified stock options to acquire 7,500 shares to each of its two members of the Board of Directors at $0.85 per share. All 15,000 of these options vested immediately upon grant and expire in November 2021. All of these options remain outstanding and exercisable at November 30, 2012.

A summary of the stock option activity under the 2011 Plan is as follows:

Weighted
		Exercise	Average
	Stock	Price Per	Price Per
	Options	Share	Share

Outstanding at November 30, 2010	–	$–	$–
Granted	15,000	0.85	0.85
Expired or canceled	–	–	–

Outstanding at November 30, 2011	15,000	$0.85	$0.85
Granted	–	–
Expired or canceled	–	–	–

Outstanding and exercisable at November 30, 2012	15,000	$0.85	$0.85

Weighted average remaining contractual life	9.0 years

The weighted average fair value of options vested during 2011 was $0.85. The weighted average fair value of unvested options at November 30, 2012 was $0. The aggregate intrinsic value of options outstanding at November 30, 2012 was $0.

As of November 30, 2012, total unrecognized stock-based compensation costs related to non-vested stock options was $0.

At November 30, 2012, the 2011 Plan has a total of 77,688 shares that remain reserved and available for future stock option grants or other award grants.

Westbridge Research Group AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

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

In addition, the Company also leased certain of its property and equipment through capital leases, which have expired in 2012. Capitalized leases included in property and equipment amounted to approximately $139,000, before accumulated depreciation of $116,000 as of November 30, 2011. Minimum future obligations under the operating leases as of November 30, 2012 are as follows:

Year ending	Operating
November 30,	Leases

2013	$260,217
2014	266,298
2015	226,563
2016	200,220
2017	206,350
Thereafter	230,497

Total minimum lease payments	$1,390,145

Rent expense was $256,656 and $209,326 for the years ended November 30, 2012 and 2011, respectively.

Westbridge Research Group AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes consisted of the following as of November 30:

	2012	2011
Current provision:
Federal	$10,000	$–
State	52,625	4,460
	62,625	4,460

Deferred expense (benefit):
Federal	116,400	(9,000)
State	–	–
	116,400	(9,000)

Total income tax provision (benefit)	$179,025	$(4,540)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of November 30:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$–	$218,700
Other	172,000	102,500
Gross deferred tax assets	172,000	321,200
Less valuation allowance	–	(170,200)

Net deferred tax assets	172,000	151,000

Deferred tax liabilities:
Depreciation	127,900	–
Other	9,500	–

Net deferred tax liabilities	137,400	–

Net deferred taxes	$34,600	$151,000

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At November 30, 2012, the Company has not recorded a valuation allowance as the Company has utilized all of its available net operating loss carrforwards in fiscal 2012. The valuation allowance decreased by $170,200 from 2011 and decreased by $322,000 from 2010.

At November 30, 2012, the Company has federal research and experimentation credit carryforwards of approximately $18,000. The federal research and experimentation credit carryforwards begin to expire in 2022. During the years ended November 30, 2012 and 2011, federal taxable income was reduced by the utilization of approximately $388,000 and $304,000, respectively, in net operating loss carryforwards.

Westbridge Research Group AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and 2011

NOTE 8 - INCOME TAXES (Continued)

A reconciliation of the effective tax with the federal statutory rate is as follows as of November 30:

	2012	2011

Expected income tax expense at 35% statutory rate	$237,400	$108,100
Change in valuation allowance	(170,200)	(151,800)
Nondeductible expenses	7,300	10,000
State income taxes	36,100	15,700
Expiration of net operating loss	101,400	–
Benefit of lower tax brackets	(8,500)	–
R&D credits	(18,000)	–
Other	(6,475)	13,460

Total tax provision (benefit)	$179,025	$(4,540)

