Form 10-Q
period 2013-02-28
WESTBRIDGE RESEARCH GROUP
filed 2013-04-15
CIK 750150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares of issuer’s Common Stock, no par value, outstanding as of April 15, 2013 was 2,240,438.

1

Westbridge Research Group

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

	FEBRUARY 28,	NOVEMBER 30,
	2013	2012
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$1,032,181	$1,531,686
Short term investments	1,000	1,000
Accounts receivable, less allowance for doubtful accounts of $15,000 and $3,600, respectively	774,871	155,693
Inventories	1,505,854	1,211,170
Deferred taxes	142,400	172,000
Prepaid expenses and other current assets	188,900	322,283

TOTAL CURRENT ASSETS	3,645,206	3,393,832

PROPERTY AND EQUIPMENT, net	534,562	545,439
INTANGIBLE ASSETS	151,600	151,600

TOTAL ASSETS	$4,331,368	$4,090,871

See accompanying notes to consolidated

condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

	FEBRUARY 28,	NOVEMBER 30,
	2013	2012
	(unaudited)	(audited)

CURRENT LIABILITIES
Accounts payable	$220,399	$58,079
Accrued expenses	267,762	336,802
Line of credit	100,000	–
Current portion of note payable	4,660	4,623

TOTAL CURRENT LIABILITIES	592,821	399,504

Note payable, net of current portion	17,913	19,152
Deferred taxes	137,400	137,400

TOTAL LIABILITIES	748,134	556,056

Commitments (Note 5)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
Authorized 5,000,000 shares no shares issued and outstanding	–	–
Common stock, no par value:
Authorized 37,500,000 shares issued and outstanding 2,228,438 shares at February 28, 2013 and 2,223,438 at November 30, 2012	8,511,104	8,509,854
Paid-in capital	247,902	247,902
Accumulated deficit	(5,175,772)	(5,222,941)

TOTAL SHAREHOLDERS' EQUITY	3,583,234	3,534,815

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,331,368	$4,090,871

See accompanying notes to consolidated

condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED
	FEBRUARY 28,	FEBRUARY 29,
	2013	2012

NET SALES	$1,335,317	$1,208,079

COST OF SALES	499,664	511,141

GROSS PROFIT	835,653	696,938

OPERATING EXPENSES
Research and development	112,178	68,041
Selling	365,577	365,371
General and administration	236,406	219,241

TOTAL OPERATING EXPENSES	714,161	652,653

Income from operations	121,492	44,285

OTHER INCOME [EXPENSE]
Other income	–	12,577
Interest expense	(125)	(819)
Interest income	402	172

Income before income taxes	121,769	56,215

Provision for income taxes	74,600	10,000

Net income	$47,169	$46,215

Basic earnings per common share	$0.02	$0.02

Basic weighted average common shares outstanding	2,227,605	2,148,438

Diluted earnings per common share	$0.02	$0.02

Diluted weighted average common shares outstanding	2,322,507	2,250,909

See accompanying notes to consolidated

condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED
	FEBRUARY 28,	FEBRUARY 29,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,169	$46,215
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	35,181	35,623
Decrease in deferred tax asset	29,600	–
Increase in allowance for doubtful accounts	11,400	10,000
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(630,578)	(605,113)
Increase in inventories	(294,684)	(168,312)
Decrease in prepaid expenses and other current assets	133,383	83,800
Increase in accounts payable	162,320	155,056
Decrease in accrued expenses	(69,040)	(141,867)

Net cash used in operating activities	(575,249)	(584,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,304)	(19,268)

Net cash used in investing activities	(24,304)	(19,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	–	(4,970)
Proceeds from exercise of stock options	1,250	–
Borrowings on line of credit	100,000	100,000
Payments on long-term debt	(1,202)	–

Net cash provided by financing activities	100,048	95,030

DECREASE IN CASH AND CASH EQUIVALENTS	(499,505)	(508,836)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,531,686	1,319,648

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,032,181	$810,812

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$125	$819
Taxes	$26,000	$16,500

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2012 Annual Report on Form 10-K, filed March 6, 2013. The results of operations for the quarter ended February 28, 2013, are not necessarily indicative of the operating results for the full year.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

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

Shipping and Handling Costs

The Company incurs expenses for the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as gross revenues if billed to the customer and cost of goods sold if incurred by the Company. Such costs amounted to approximately $23,000 and $25,000 for the three month periods ended February 28, 2013 and February 29, 2012, respectively.

Concentrations

A majority of the Company’s domestic sales are concentrated in states west of the Mississippi. The majority of the Company’s foreign sales are concentrated in South America and Asia. As of February 28, 2013, five customers represented 74% of accounts receivable and as of February 29, 2012, three customers represented 55% of accounts receivable. Three of the Company’s largest customers had combined purchases amounting to 61% of the Company’s net sales for the three months ended February 28, 2013. Four of the Company’s largest customers had combined purchases amounting to 54% of the Company’s net sales for the three months ended February 29, 2012. Total international sales represent 7% and 20% of total sales for the three months ended February 28, 2013 and February 29, 2012, respectively. The Company has no assets located in foreign countries.

Research and Development

It is the Company’s policy to expense research and development costs when incurred. During the three month periods ended February 28, 2013 and February 29, 2012, the Company expensed $112,178 and $68,041, respectively, of research and development costs.

Advertising

Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to expense as incurred. Advertising expenses totaled $47,863 and $34,596 during the three month periods ended February 28, 2013 and February 29, 2012, respectively.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Earnings Per Share

Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The calculation of weighted average diluted shares outstanding excludes all anti-dilutive shares. During the periods ended February 28, 2013 and February 29, 2012, the Company excluded 0 and 147,500 stock options, respectively, from the calculation of diluted weighted-average shares outstanding as the stock options were considered anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Period Ended
	February 28,	February 29,
	2013	2012

Numerator for earnings per common share	$47,169	$46,215

Denominator for basic earnings per common share	2,227,605	2,148,438

Effect of dilutive securities	94,902	102,471

Denominator for diluted earnings per common share	2,322,507	2,250,909

Net income per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of February 28, 2013 and February 29, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

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

The Company combines all its indefinite lived formulas which mainly consist of Soil TRIGGRR® and Foliar TRIGGRR® into a single unit of accounting. The analysis encompasses future cash flows from sales of Soil TRIGGRR® and Foliar TRIGGRR® product lines. In conducting the annual impairment test in 2012, the Company determined that the estimated fair value of the formulas, calculated using a discounted cash flow analysis, exceeded their carrying amounts. No changes have occurred since the impairment test that would require the Company to re-evaluate its formulas.

Recent Accounting Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

NOTE 2 – INVENTORIES

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following at:

	February 28,	November 30,
	2013	2012

Raw materials	$541,003	$559,421
Finished goods	964,851	651,749
Total inventories	$1,505,854	$1,211,170

There are a limited number of suppliers for certain raw materials used by the Company in its products.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

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

	February 28,	November 30,
	2013	2012
Machinery and equipment	$946,324	$923,929
Furniture and fixtures	188,696	186,787
Vehicles	71,080	71,080
Leasehold improvements	383,401	383,401

Total Property and Equipment	1,589,501	1,565,197
Less accumulated depreciation and amortization	(1,054,939)	(1,019,758)

Property and Equipment, net	$534,562	$545,439

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following at:

	February 28,	November 30,
	2013	2012

Sales commissions	$7,670	$48,721
Deferred rent	93,026	92,938
Warranty	32,000	32,000
Accrued vacation	88,196	88,196
Accrued income taxes	22,488	3,488
Accrued payroll	24,000	–
Other	382	71,459

Total accrued expenses	$267,762	$336,802

NOTE 5 – COMMITMENTS

The Company has a $500,000 line of credit with a bank, secured by all the Company’s assets with usual banking covenants.  As of February 28, 2013, the Company has drawn $100,000 on the line of credit. Borrowings under the line of credit bear interest at the bank’s prime rate plus 1%, but not less than 5% per annum. The interest rate as of February 28, 2013 is 5%. Interest is payable monthly. The line of credit expires August 5, 2013.

In January 2013, the Company entered into a month to month agreement with a third party warehouse and distribution center. The monthly rent is dependent upon activity but no less than $250 per month. The Company expects to keep rent to a minimum and not to exceed $500 per month.

NOTE 6 - STOCK OPTIONS

In December, 2012, Mr. Fruehling, the Company’s Chairman of the Board, exercised an option granted in 2002 and purchased 5,000 shares of the Company’s common stock for $0.25 per share. In addition, Mr. Fruehling exercised an option in March, 2013 which was granted in 2003 and purchased 12,000 shares of the Company’s common stock for $0.25 per share.

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

Results of Operations for the Three Month Period Ended February 28, 2013 Compared to the Three Month Period Ended February 29, 2012

Net sales for the three month period ended February 28, 2013 were $1,335,317, representing an increase of 11%, or $127,238, from the same period in the prior year. This increase is primarily due to increased sales to parts of the Mid West and increased sales in California and Arizona. In addition, the increase is due to the Company’s expanded sales and educational efforts over a number of years resulting in its products gaining acceptance with growers and distributors.

Cost of sales as a percentage of net sales decreased to 37% for the quarter ended February 28, 2013 as compared with 42% for the same period in the prior year. This decrease is primarily due to the product mix of sales during the quarter ended February 29, 2012 as compared with the same period in the prior year. The increase in sales during the period ended February 28, 2013 was primarily in the Company’s high and mid margin products.

Research and development expenses for the three month period ended February 28, 2013 increased 65%, or $44,137 compared with the same period in the prior year. These increases are primarily due to the addition of research and development staff and increased trials of prospective products.

Selling expenses for the three month period ended February 28, 2013 increased less than 1%, or $206, to $365,577 compared with the same period in the prior year.

General and administrative expenses for the three month period ended February 28, 2013 increased $17,165 or 8% when compared with the same period in the prior year. This increase is primarily due to increased salaries and related expenses.

Other income for the three month period ended February 28, 2013 decreased $12,577 compared to the same period in the prior year. This decrease in other income primarily reflects that the installments from the sale of the Mexico property were completed in 2012. Please refer to the Company’s 2012 Form 10-K filed March 6, 2013 for a full discussion.

Net income for the three month period ended February 28, 2013 was $47,169 as compared with net income of $46,215 for the same period in the prior year. The increase in net income is primarily due to the increase in revenue. As a result, basic earnings per share remained the same at $0.02 for the three month period ended February 28, 2013 compared with the same period in the prior year.

Results of Operations for the Three Month Period Ended February 29, 2012 Compared to the Three Month Period Ended February 28, 2011

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

General and administrative expenses for the three month period ended February 29, 2012 decreased $2,754 or 1% when compared with the same period in the prior year

Other income for the three month period ended February 29, 2012 decreased $88,943 compared to the same period in the prior year. This decrease in other income primarily represents the reduction in net proceeds of installment payments from the sale of the Mexico property. Please refer to the Company’s 2012 Form 10-K filed March 6, 2013 for a full discussion.

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

Liquidity and Capital Resources:

Working capital was $3,052,385 at February 28, 2013, an increase of $58,057, from $2,994,328 at November 30, 2012. Working capital was $2,364,111 at February 29, 2012, an increase of $62,570, from $2,301,541 at November 30, 2011. These increases are primarily due to increased trade receivables. Agricultural product sales are typically seasonal in nature with heavier sales in the spring months, resulting in increased cash flow during the spring and summer months while normally reducing cash flow significantly during the fall and winter months.

During the period ended February 28, 2013, the Company used cash flows from operating activities of approximately $575,000 compared with approximately $585,000 for the period ended February 29, 2012. This increase was primarily due to cash flows used to increase inventory. Cash used in investing activities was approximately $24,000 and $19,000 for the periods ended February 28, 2013 and February 29, 2012, respectively. This increase is primarily due to purchases of production equipment during the three month period ended February 28, 2013. Cash provided by financing activities was approximately $100,000 and $95,000 for the periods ended February 28, 2013 and February 29, 2012, respectively. This increase is primarily due to capital lease payments in 2012.

The Company has secured a $500,000 line of credit available to be drawn down if required, of which, $100,000 has been drawn as of February 28, 2013. This line of credit is secured by all the assets of the Company.

Off-Balance Sheet Arrangements

None

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this item.

ITEM 4. Controls and Procedures

The Company's management with the participation of the Company's principal executive and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 28, 2013, the end of the quarterly fiscal period covered by this quarterly report. Based on this evaluation, the Company's principal executive and principal financial officer concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended February 28, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

B. REPORTS ON FORM 8-K

None

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTBRIDGE RESEARCH GROUP

Dated: April 15, 2013	/s/ Christine Koenemann
Christine Koenemann, President
Principal Executive Officer

Dated: April 15, 2013	/s/ Richard Forsyth
Richard Forsyth, Chief Financial Officer
Principal Financial Officer

