Form 10-Q
period 2013-05-31
WESTBRIDGE RESEARCH GROUP
filed 2013-07-15
CIK 750150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

The number of shares of issuer’s Common Stock, no par value, outstanding as of July 15, 2013 was 2,240,438.

Westbridge Research Group

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

	MAY 31,	NOVEMBER 30,
	2013	2012
	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$2,720,106	$1,531,686
Short term investments	1,000	1,000
Accounts receivable, less allowance for doubtful accounts of $15,000 and $3,600, respectively	781,579	155,693
Inventories	1,359,063	1,211,170
Deferred taxes	142,400	172,000
Prepaid expenses and other current assets	286,894	322,283

TOTAL CURRENT ASSETS	5,291,042	3,393,832

PROPERTY AND EQUIPMENT, net	511,502	545,439
INTANGIBLE ASSETS	151,600	151,600

TOTAL ASSETS	$5,954,144	$4,090,871

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

	MAY 31,	NOVEMBER 30,
	2013	2012
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable	$306,669	$58,079
Accrued expenses	899,016	336,802
Line of credit	100,000	–
Current portion of note payable	4,697	4,623

TOTAL CURRENT LIABILITIES	1,310,382	399,504

Note payable, net of current portion	16,724	19,152
Deferred taxes	137,400	137,400

TOTAL LIABILITIES	1,464,506	556,056

Commitments (Note 5)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
Authorized 5,000,000 shares no shares issued and outstanding	–	–
Common stock, no par value:
Authorized 37,500,000 shares issued and outstanding 2,240,438 shares at May 31, 2013 and 2,223,438 at November 30, 2012	8,514,104	8,509,854
Paid-in capital	277,533	247,902
Accumulated deficit	(4,301,999)	(5,222,941)

TOTAL SHAREHOLDERS' EQUITY	4,489,638	3,534,815

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,954,144	$4,090,871

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED MAY 31,		SIX MONTHS ENDED MAY 31,
	2013	2012	2013	2012

NET SALES	$3,845,401	$3,242,949	$5,180,718	$4,451,028

COST OF SALES	1,503,270	1,310,611	2,002,934	1,821,752

GROSS PROFIT	2,342,131	1,932,338	3,177,784	2,629,276

OPERATING EXPENSES
Research and development	108,801	121,356	220,979	189,397
Selling	531,094	552,205	896,671	917,576
General and administration	287,235	218,860	523,641	438,101
TOTAL OPERATING EXPENSES	927,130	892,421	1,641,291	1,545,074

Income from operations	1,415,001	1,039,917	1,536,493	1,084,202

OTHER INCOME (EXPENSE)
Interest expense	[1,594]	[1,383]	[1,719]	[2,202]
Interest income	366	418	768	590
Other income	–	11,523	–	24,100

Income before income taxes	1,413,773	1,050,475	1,535,542	1,106,690

Provision for income taxes	[540,000]	[90,000]	[614,600]	[100,000]

Net income	$873,773	$960,475	$920,942	$1,006,690

Basic earnings per common share	$0.39	$0.44	$0.41	$0.47

Basic weighted average common shares outstanding	2,238,438	2,165,105	2,233,021	2,156,771

Diluted earnings per common share	$0.37	$0.43	$0.39	$0.45

Diluted weighted average common shares outstanding	2,361,522	2,259,149	2,356,105	2,250,170

See accompanying notes to consolidated condensed financial statements.

WESTBRIDGE RESEARCH GROUP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED
	MAY 31,	MAY 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$920,942	$1,006,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,362	71,244
Deferred income tax	29,600	–
Stock compensation expense	29,631	4,133
Increase in allowance for doubtful accounts	11,400	10,000
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	[637,286]	[637,327]
Increase in inventories	[147,893]	[51,693]
Decrease in prepaid expenses and other current assets	35,389	23,734
Increase in accounts payable	248,590	264,830
Increase in accrued expenses	562,214	157,725

Net cash provided by operating activities	1,122,949	849,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	[36,425]	[48,123]

Net cash used in investing activities	[36,425]	[48,123]

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	–	[8,367]
Proceeds from exercise of stock options	4,250	6,250
Borrowings on line of credit	100,000	–
Payments on long-term debt	[2,354]	–

Net cash provided by [used in] financing activities	101,896	[2,117]

INCREASE IN CASH AND CASH EQUIVALENTS	1,188,420	799,096

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,531,686	1,319,648

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,720,106	$2,118,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,719	$2,202
Taxes	$91,000	$29,637

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2012 Annual Report on Form 10-K, filed March 6, 2013. The results of operations for the six months ended May 31, 2013, are not necessarily indicative of the operating results for the full year.

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

Shipping and Handling Costs

The Company incurs expenses for the shipment of goods to customers. These expenses are recognized in the period in which they occur and are classified as gross revenues if billed to the customer and cost of goods sold if incurred by the Company. Such costs amounted to approximately $86,000 and $109,000 for the three and six month periods ended May 31, 2013 and approximately $75,000 and $100,000 for the three and six month periods ended May 31, 2012.

Concentrations

A majority of the Company’s domestic sales are concentrated in states west of the Mississippi. The majority of the Company’s foreign sales are concentrated in South America and Asia. As of May 31, 2013, three customers represented 55% of accounts receivable and as of May 31, 2012, three customers represented 63% of accounts receivable. Four of the Company’s largest customers had combined purchases amounting to 48% of the Company’s net sales for the six months ended May 31, 2013. Three of the Company’s largest customers had combined purchases amounting to 35% of the Company’s net sales for the six months ended May 31, 2012. Total international sales represent 7% for each of the six month periods ended May 31, 2013 and 2012. The Company has no assets located in foreign countries.

Research and Development

It is the Company’s policy to expense research and development costs when incurred. During the three and six month periods ended May 31, 2013, the Company expensed $108,801 and $220,979, respectively, of research and development costs. During the three and six month periods ended May 31, 2012, the Company expensed $121,356 and $189,397, respectively, of research and development costs.

Advertising

Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to expense as incurred. Advertising expenses totaled $45,297 and $93,159 during the three and six month periods ended May 31, 2013 and $40,510 and $75,105 during the three and six month periods ended May 31, 2012.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding adjusted for the assumed conversion of dilutive stock options using the treasury stock method. The calculation of weighted average diluted shares outstanding excludes all anti-dilutive shares. During the periods ended May 31, 2013 and 2012, the Company excluded 0 and 147,500 stock options, respectively, from the calculation of diluted weighted-average shares outstanding as the stock options were considered anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	May 31, 2013 and 2012		May 31, 2013 and 2012

Net income	$873,773	$960,475	$920,942	$1,006,690

Denominator for basic earnings per common share	2,238,438	2,165,105	2,233,021	2,156,771

Effect of dilutive securities	123,084	94,044	123,084	93,399

Denominator for diluted earnings per common share	2,361,522	2,259,149	2,356,105	2,250,170

Net income per common share:
Basic	$0.39	$0.44	$0.41	$0.47
Diluted	$0.37	$0.43	$0.39	$0.45

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of May 31, 2013 and May 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

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

NOTE 2 – INVENTORIES

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following at:

	May 31,	November 30,
	2013	2012

Raw materials	$523,901	$559,421
Finished goods	835,162	651,749

Total inventories	$1,359,063	$1,211,170

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

	May 31,	November 30,
	2013	2012
Machinery and equipment	$954,561	$923,929
Furniture and fixtures	190,005	186,787
Vehicles	71,080	71,080
Leasehold improvements	385,976	383,401

Total Property and Equipment	1,601,622	1,565,197
Less accumulated depreciation and amortization	(1,090,120)	(1,019,758)

Property and Equipment, net	$511,502	$545,439

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following at:

	May 31,	November 30,
	2013	2012

Sales commissions	$139,979	$48,721
Deferred rent	92,638	92,938
Warranty	31,023	32,000
Accrued vacation	88,196	88,196
Accrued income taxes	497,488	3,488
Accrued payroll	48,000	–
Other	1,692	71,459

Total accrued expenses	$899,016	$336,802

NOTE 5 – COMMITMENTS

The Company has a $500,000 line of credit with a bank, secured by all the Company’s assets with usual banking covenants.  As of May 31, 2013, the Company has drawn $100,000 on the line of credit. Borrowings under the line of credit bear interest at the bank’s prime rate plus 1%, but not less than 5% per annum. The interest rate as of May 31, 2013 is 5%. Interest is payable monthly. The line of credit expires August 5, 2013.

In January 2013, the Company entered into a month to month agreement with a third party warehouse and distribution center. The monthly rent is dependent upon activity but no less than $250 per month. The Company expects to keep rent to a minimum and not to exceed $500 per month.

NOTE 6 – STOCK OPTIONS

In December 2012, Mr. Fruehling, the Company’s Chairman of the Board, exercised an option granted in 2002 and purchased 5,000 shares of the Company’s common stock for $0.25 per share. In addition, Mr. Fruehling exercised an option in March 2013 which was granted in 2003 and purchased 12,000 shares of the Company’s common stock for $0.25 per share.

In March 2013, the Company granted non-qualified stock options to acquire 7,500 shares to each of its two members of the Board of Directors at $0.93 per share. These options vest immediately and expire in March 2023. All of these options remain outstanding and exercisable at May 31, 2013.

In April 2013, the Company granted non-qualified stock options to acquire 7,500 shares to each of its two members of the Board of Directors at $1.62 per share. These options vest immediately and expire in April 2023. All of these options remain outstanding and exercisable at May 31, 2013.

NOTE 7 – GOING PRIVATE TRANSACTION

In May 2013, the Board of Directors determined that it is in the best interest of the Company and its shareholder’s to take the Company private. To “go private” means the Company will terminate the registration of its common stock under the Securities Exchange Act of 1934 (“Exchange Act”). Once private, the Company will no longer be required to file quarterly and annual reports, proxy material and other forms with the U.S. Securities and Exchange Commission (“SEC”). As a requirement to accomplish this going-private transaction, the Company must reduce the number of its record shareholders to 500 or fewer. The Company currently has approximately 577 shareholders of record.

To reduce the number of shareholders, the Board approved a reverse stock split of the Company’s common stock whereby 833 shares would be converted into one share and no fractional shares would be issued (“Reverse Stock Split”). As a result of the Reverse Stock Split, shareholders owning less than 833 shares would be cashed out at the rate of $1.93 per pre-split share. This Reverse Stock Split requires the approval of the Company’s shareholders holding a majority of the outstanding shares. The Reverse Stock Split will be voted upon at the Company’s Annual Meeting. If the Reverse Stock Split is approved by the Company’s shareholders, the Board, acting under its own authority, has authorized a forward stock split following the Reverse Stock Split so that each share of stock will become 833 shares. Many continuing shareholders will also receive cash for some of their shares at the same rate of $1.93 per pre-split share because the Company will not issue fractional shares in the Reverse Stock Split. The Company anticipates approximately $365,000 will be paid out to both the cashed-out shareholders as well as the continuing shareholders, as those terms are defined in the proxy materials, for the purchase of fractional shares. The Company believes that it will expend approximately $40,000 in direct costs related to this going private transaction, including printing costs, the stock transfer agent and the fee paid to the appraiser. The Reverse Stock Split and other aspects of the going-private transaction will be discussed more fully in the proxy materials distributed to all shareholders.

The Board believes that there are significant costs and burdens to the Company in remaining a public reporting company. To comply with its obligations under the Exchange Act, the Company incurs direct and indirect costs associated with compliance with the filing and reporting requirements imposed on public companies. Examples of direct cost savings from termination of registration of the common stock include: lower printing and mailing costs; reduced reporting and disclosure requirements due to the Company’s private status; and reduction of direct expenses such as preparing electronic filings in the EDGAR format required by the SEC. In addition, the Company has determined there will be a reduction in audit costs and legal fees once the Company is no longer subject to the reporting requirements of the Exchange Act. The Company also incurs indirect costs as a result of executive time expended to prepare and review such Exchange Act filings. Ceasing registration of the common stock is expected to substantially reduce many of these costs. The Company also expects the Reverse Stock Split to reduce the cost of servicing shareholder accounts. The costs of printing and mailing materials to shareholders increases for each shareholder account, regardless of the number of shares held by the shareholder. Many of the shareholders hold a relatively small number of shares, and the cost of servicing such accounts is disproportionate to the size of the holdings. The Board also believes that, following the Reverse Stock Split, the Company’s management will be able to better focus on the long-term business goals of growing the Company’s core business of manufacturing, selling or distributing high quality agricultural fertilizers, plant growth regulators and bio-control products for commercial growers throughout the United States and other countries.

NOTE 8 – STOCK BASED COMPENSATION

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

As there is no public market for its common stock, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. For the six month period ended May 31, 2013 and 2012, the Company expensed $29,631 and $4,133, respectively, of stock option expense.

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

Results of Operations for the Three and Six Month Periods Ending May 31, 2013 Compared to the Three and Six Month Periods Ending May 31, 2012

Net sales for the three month period ended May 31, 2012 were $3,845,401, representing an increase of 19%, or $602,452, from the same period in the prior year. For the six month period ended May 31, 2013, sales were $5,180,718 which represents an increase of 16%, or $729,690, from the prior year’s sales of $4,451,028. These increases are primarily due to increased sales in California, Arizona and parts of the Midwest. In addition, the increase is due to the Company’s increased sales of its biological product in the state of Washington.

Cost of sales as a percentage of net sales decreased to 39% for the quarter ended May 31, 2013 as compared with 40% for the same period in the prior year. For the six month period ended May 31, 2013, cost of sales as a percentage of net sales decreased to 39% as compared with 41% for the same period in the prior year. These decreases are primarily due to the product mix.

Research and development expenses for the three and six month periods ended May 31, 2013 decreased 10%, or $12,555, and increased 17%, or $31,582, respectively, compared with the same periods in the prior year. The three month decrease is primarily due to reduced salaries and the six month increase is primarily due to increased trials and costs related to prospective products.

Selling expenses for the three and six month periods ended May 31, 2013 decreased 4%, or $21,111, to $531,094 and 2%, or $20,905, to $896,671, respectively compared with the same periods in the prior year. These decreases are primarily due to decreased commission expenses related to a particular territory. Overall, the Company’s sales have increased as discussed above.

General and administrative expenses for the three and six month periods ended May 31, 2013 increased $68,375 or 31% and $85,540 or 20%, respectively, when compared with the same periods in the prior year. These increases are primarily related to increased salaries, timing of billing and payment for accounting services, increased director’s compensation due to additional meetings in 2013, and director’s stock compensation expense related to options issued in March and April 2013.

Other income for the three and six month periods ended May 31, 2013 decreased $11,523 and $24,100, respectively, compared to the same periods in the prior year. These decreases in other income primarily reflects that the installments from the sale of the Mexico property were completed in 2012. Please refer to the Company’s 2012 Form 10-K filed March 6, 2013 for a full discussion.

Net income for the quarter ended May 31, 2013 was $873,773 as compared with net income of $960,475, for the same period in the prior year. Net income for the six month period ended May 31, 2013 was $920,942 as compared with net income of $1,006,690 in the prior year. As a result, basic earnings per share decreased to $0.41 for the six months ended May 31, 2013 compared with $0.47 per share for the six months ended May 31, 2012.

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

Liquidity and Capital Resources:

Working capital was $3,980,660 at May 31, 2013, an increase of $986,332, from $2,994,328 at November 30, 2012. Working capital was $2,994,328 at May 31, 2012, an increase of $692,787, from $2,301,541 at November 30, 2011. These increases are primarily due to increased cash and accounts receivable. Agricultural product sales are typically seasonal in nature with heavier sales in the spring months, resulting in increased cash flow during the spring and summer months while normally reducing cash flow significantly during the fall and winter months.

During the period ended May 31, 2013, the Company had cash flows provided from operating activities of approximately $1,123,000 compared with approximately $849,000 for the period ended May 31, 2012. This increase is primarily due to the accrual for income taxes based upon net income through May 31, 2013. Cash used in investing activities was approximately $36,000 and $48,000 for the periods ended May 31, 2013 and May 31, 2012, respectively. This decrease is primarily due to reduced purchases of production equipment during the three and six month periods ended May 31, 2013 as compared with the prior periods. Cash provided by financing activities was approximately $102,000 for the six month period ended May 31, 2013 and cash used by financing activities was $2,000 for the six month period ended May 31, 2012. This increase is primarily due to borrowings on the line of credit.

The Company has secured a $500,000 line of credit available to be drawn down if required, of which, $100,000 has been drawn as of May 31, 2013. This line of credit is secured by all the assets of the Company.

Off-Balance Sheet Arrangements

None.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this item.

ITEM 4. Controls and Procedures

The Company's management with the participation of the Company's principal executive and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 31, 2013, the end of the quarterly fiscal period covered by this quarterly report. Based on this evaluation, the Company's principal executive and principal financial officer concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended May 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

WESTBRIDGE RESEARCH GROUP

Dated: July 15, 2013	By:	/s/ Christine Koenemann
Christine Koenemann, President Principal Executive Officer

Dated: July 15, 2013	By:	/s/ Richard Forsyth
Richard Forsyth, Chief Financial Officer
Principal Financial Officer

